Form 10-Q
period 2012-03-31
AQUINO MILLING INC
filed 2012-05-03
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-178789

AQUINO MILLING INC.
(Exact name of Registrant as specified in its charter)
Delaware	33-1222799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
10685-B Hazelhurst Dr. #13025, Houston, TX 77043, USA
(Address of principal executive offices) (zip code)

Telephone:(281)754-4941 Facsimile: (281)754-4941
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 27, 2012, there were 1,000,000 shares of the Registrant's common stock issued and outstanding.

L3 CORP.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2012

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$6,372	$17,825
Deferred offering costs	12,000	12,000
Total current assets	18,372	29,825

Total Assets	$18,372	$29,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,156	$13,241
Due to shareholder	188	188
Total Current Liabilities	6,344	13,429

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 120,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	17,900	17,900
Earnings (Deficit) accumulated during development stage	(5,972)	(1,604)

Total stockholders' equity	12,028	16,396

Total Liabilities and Stockholders' Equity	$18,372	$29,825

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Filing fees	1,652	-	2,893
Professional fees	2,000	-	2,188
Franchise tax expense	400		400
Other costs	316	-	491

Total general and administrative expenses	4,368	-	5,972
	-	-	-
(Loss) from Operations	(4,368)	-	(5,972)

Provision for income taxes	-	-	-

Net (Loss)	$(4,368)	$-	$(5,972)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,000,000	-

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER14, 2011)
THROUGH MARCH 31, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.018/share)	1,000,000	100	17,900	-	18,000

Net (loss) for the period	-	-	-	(1,604)	(1,604)

Balance -December 31, 2011	1,000,000	100	17,900	(1,604)	16,396

Net (loss) for the period	-	-	-	(4,368)	(4,368)

Balance -March 31, 2012	1,000,000	100	17,900	(5,972)	12,028

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Operating Activities:
Net (loss)	$(4,368)	$-	$(5,972)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	-	-	(12,000)
Accounts payable and accrued liabilities	(7,085)	-	6,156

Net Cash Used in Operating Activities	(11,453)	-	(11,816)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to shareholder	-	-	188
Proceeds from common stock	-	-	18,000

Net Cash Provided by Financing Activities	-	-	18,188

Net (Decrease) Increase in Cash	(11,453)	-	6,372

Cash - Beginning of Period	17,825	-	-

Cash - End of Period	$6,372	$-	$6,372

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Aquino Milling Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on November14, 2011. The business plan of the Company is to build and maintain a rice mill in the Philippines.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to build and maintain a rice mill in the Philippines.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On November 21, 2011, the Company issued 1,000,000 shares of common stock to the directors of the Company at a price of $0.018 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 500,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $100,000. As of March 31, 2012, the Company recorded $12,000 of audit and legal deferred offering costs related to this capital formation activity.  The Registration Statement was declared effective on March 26, 2012.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012 was as follows (assuming a 15% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$655
Change in valuation allowance	(655)
Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$896	$241
Less - Valuation allowance	(896)	(241)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $5,972 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On November 21, 2011, the Company issued 1,000,000 shares of common stock to the directors of the Company at a price of $0.018 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

As of March 31, 2012, loans from related parties amounted to $188 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's director provides rent-free office space to the Company.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from March 26, 2012.

Operations

We were incorporated on November 14, 2011. Our business activity through December 31, 2011 involved incorporation efforts, planning and research of (i) potential clients in the Gerona area and (ii) cost evaluation  for acquiring  rice milling machines, as well as preparation of this Offering. We incurred minor costs to research the market and failed to earn any revenue from rice milling activities for the period ended March 31, 2012.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern. We will engage in rice milling activities. Our principal sources of revenue are anticipated to occur following the purchase of a rice mill and shall be from the sale of our rice milling services to farmers in the Gerona.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our rice milling services to meet all of our obligations on a timely basis. In the early stages of our operations we intend to keep costs to a minimum.

•	In the first quarter of 2012 we located suitable land on which to build our rice milling facility.

•	In the third quarter we hope to complete our offering

•
In March 2012, utilizing funds on hand, we commenced the acquisition of our rice milling machinery with a focus on purchasing a Philippine made rice mill. In addition, we have commenced the construction of a 1000 sq foot warehouse in which we will safeguard our rice milling machinery.

•	In April 2012 we commenced the construction of the warehouse facility.

•
In the end of May-June we expect to finalize the acquisition of the rice milling machine and install it in our newly constructed warehouse, we also plan on negotiating fixed prices for logistics/transportation with independent taxis in the town of Gerona.

•	Once the acquisition of the rice milling machine is complete and construction on the facility has begun, we will begin to market our services rice farmers.

•	First harvest is in September – during this time we intend to implement our rice milling services for local farmers.

•	September – December – we will conduct our business of rice milling and anticipate we will have income at this point in time.

If we our successful in our fundraising then in second half of 2013 we plan on purchasing an additional rice mill in order to double capacity.

Results of Operations

For the period ended March 31, 2012, we had no revenues. The period ended December 31, 2011 is measured from inception, which was November 14, 2011 and from January 1, 2012 until March 31, 2012.

Expenses were $4,368 in the period ended March 31, 2012 and $5,972 since inception.

For the period ended March 31, 2012, we incurred a net loss of $4,368 and $5,972 since inception.

Liquidity and Capital Resources

We estimate that we will require approximately $30,000 for the next 12 months of operations, including the costs of commencing our milling site. We do not have sufficient resources to effectuate our current business plan. As of March 31, 2012, we had $ 6, 372 available in cash.
Liquidity

Since incorporation, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next two months, we will begin work to update and enhance our rice milling project. We will then need to begin introductory marketing to attract farmers to use our rice milling facilities. We believe that the cost of the work needed to complete and open our rice milling facility (acquisition of a rice milling machine and construction of a facility) will be approximately US$13,000 for one operating rice mill on our chosen sight and an additional cost of approximately US$1,000 for two months of preparation.  If we are unable to raise any funds, the cash costs would have to be provided by our President to the extent that he is capable of providing funds. Our goal would be to have our rice mill  up and running by September 2012, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants or independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the sites that we have acquired.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

As of March 31, 2011, we owed $188 in connection with organizational costs which may be converted into an interest-free demand loan from our President . The proceeds were used for basic working capital purposes.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

There is a seasonal trend in our business.  There are generally two rice harvests per year.  September - December and March-May.  Initially, our income and activity will be heavily based on those two three month periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 313(a)(4)(ii) of Regulation S-K, or obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

Item 5.                       Other Information.

None.

Item 6.                      Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Louis P. Aquino.
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Louis P. Aquino.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 3, 2012

AQUINO MILLING CORP.

/s/ Louis P. Aquino

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
May 3, 2012