Form 10-Q
period 2012-06-30
AQUINO MILLING INC
filed 2012-07-16
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 17, 2012 there were 1,200,000 shares of the Registrant's common stock issued and outstanding.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash or cash equivalents	$4,473	$17,825
Deferred offering costs	-	12,000
Total current assets	4,473	29,825

Fixed Assets:
Fixed assets	13,000	-
Total fixed assets	13,000	-

Total Assets	$17,473	$29,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,635	$13,241
Due to shareholder	188	188
Total Current Liabilities	3,823	13,429

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 120,000,000 shares authorized; 1,200,000 and 1,000,000 shares issued and outstanding respectively	120	100
Additional paid-in capital	45,880	17,900
Earnings (Deficit) accumulated during development stage	(32,350)	(1,604)

Total stockholders' equity	13,650	16,396

Total Liabilities and Stockholders' Equity	$17,473	$29,825

The accompanying notes to financial statements are
an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Filing fees	3,348	-	5,000	-	6,241
Professional fees	22,635	-	24,635	-	24,823
Franchise tax expense	-	400	400
Other costs	394	-	710	-	885

Total general and administrative expenses	26,377	-	30,746	-	32,350
	-	-	-	-	-
(Loss) from Operations	(26,377)	-	(30,746)	-	(32,350)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(26,377)	$-	$(30,746)	$-	$(32,350)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$-	$(0.03)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,114,286	-	1,057,143	-

The accompanying notes to financial statements are
an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER14, 2011)
THROUGH JUNE 30, 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.018/share)	1,000,000	100	17,900	-	18,000

Net (loss) for the period	-	-	-	(1,604)	(1,604)

Balance -December 31, 2011	1,000,000	100	17,900	(1,604)	16,396

Common stock issued for cash ($0.2/share)	200,000	20	27,980	-	28,000

Net (loss) for the period	-	-	-	(30,746)	(30,746)

Balance -June 30, 2012	1,200,000	120	45,880	(32,350)	13,650

The accompanying notes to financial statements are
an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)
	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2012	June 30, 2011	Inception

Operating Activities:
Net (loss)	$(30,746)	$-	$(32,350)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred offering costs	12,000	-	-
Accounts payable and accrued liabilities	(9,606)	-	3,635

Net Cash Used in Operating Activities	(28,352)	-	(28,715)

Investing Activities:
Purchased fixed assets	(13,000)		(13,000)

Net Cash Used in Investing Activities	(13,000)	-	(13,000)

Financing Activities:
Due to shareholder	-	-	188
Proceeds from common stock	28,000	-	46,000

Net Cash Provided by Financing Activities	28,000	-	46,188

Net (Decrease) Increase in Cash	(13,352)	-	4,473

Cash - Beginning of Period	17,825	-	-

Cash - End of Period	$4,473	$-	$4,473

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On November 21, 2011, the Company issued 1,000,000 shares of common stock to the directors of the Company at a price of $0.018 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 500,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $100,000. The Registration Statement was declared effective on March 26, 2012.  As of May 10, 2012, the Company had received $40,000 in proceeds. The Company offset the proceeds by $12,000 of legal and audit offering costs related to this capital formation activity.

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2012 was as follows (assuming a 15% effective tax rate):

2012
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$4,612
Change in valuation allowance	(4,612)
Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$4,852	$241
Less - Valuation allowance	(4,852)	(241)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $32,350 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of June 30, 2012, loans from related parties amounted to $188 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from March 26, 2012.

Operations

We were incorporated on November 14, 2011. Our business activity through December 31, 2011 involved incorporation efforts, planning and research of (i) potential clients in the Gerona area and (ii) cost evaluation for acquiring rice milling machines, as well as preparation of this Offering, whose Registration Statement was declared effective on March 26, 2012.

We incurred costs to research the market, acquire a milling machine and commence construction of our facility.  We have not yet earned any revenue from rice milling activities for the period ended June 30, 2012.

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

Results of Operations

For the three month period ended June 30, 2012, we had no revenues.  For the six month period ended June 30, 2012 we had no revenue.  The period ended December 31, 2011 is measured from inception, which was November 14, 2011 and we had no revenue.

Expenses for the three month period ended June 30, 2012 were $26,377 resulting in a net loss of $26,377.  Total expenses for the six month period ended June 30, 2012 $30,746 resulting in a net loss of $30,746 and total expenses since inception (November 14, 2011) were $32,350 resulting in a cumulative net loss since inception of $32,350.

Liquidity and Capital Resources
We estimate that we will require $10,000 for the next 12 months of operations including finalizing our facility and running the milling to during the harvest season. As of June 30, 2012, we had $ 4,473 available in cash.

Use of Funds
Since incorporation, most of our resources and work have been devoted to planning our business, implementing systems and controls, completing our registration statement buying the mill and constructing our warehouse.  We have begun introductory marketing to attract farmers to use our rice milling facilities. We expect to commence milling activity in the next harvest starting September 2012.

• In the first quarter of 2012 we located suitable land on which to build our rice milling facility.
• In May 2012 we raised $28,000 pursuant to our offering.
• In June we finalized the acquisition of the rice milling machine and began installation in our newly constructed warehouse, we also plan on negotiating fixed prices for ogistics/transportation with independent taxis in the town of Gerona.
• We have begun to market our services rice farmers.
• First harvest is in September – during this time we intend to implement our rice milling services for local farmers.
• September – December – we will conduct our business of rice milling and anticipate we will have income at this point in time.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization.

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

As of June 30, 2011, we owed $188 in connection with organizational costs which may be converted into an interest-free demand loan from our President . The proceeds were used for basic working capital purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as rules and forms, and that such information is accumulated specified in the Securities and Exchange Commission’ and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
* Filed herewith.

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
Dated: July 17, 2012

AQUINO MILLING CORP.

/s/ Louis P. Aquino
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
July 17, 2012