Form 10-Q
period 2012-09-30
AQUINO MILLING INC
filed 2012-10-31
CIK 1537293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC  20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012 there were 1,200,000 shares of the Registrant's common stock issued and outstanding.

AQUINO MILLING INC.

(A DEVELOPMENT STAGE COMPANY)

1

AQUINO MILLING INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

AQUINO MILLING INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of September 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$1,591	$17,825
Deferred offering costs	—	12,000
Total current assets	1,591	29,825

Fixed Assets:
Fixed assets	—	—
Total fixed assets	—	—

Total Assets	$1,591	$29,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,585	$13,241
Due to shareholder	188	188
Total Current Liabilities	3,773	13,429

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 120,000,000 shares authorized;
1,200,000 and 1,000,000 shares issued and outstanding respectively	120	100
Additional paid-in capital	45,880	17,900
Earnings (Deficit) accumulated during development stage	(48,182)	(1,604)

Total stockholders' equity (deficit)	(2,182)	16,396

Total Liabilities and Stockholders' Equity	$1,591	$29,825

The accompanying notes to financial statements are

an integral part of these statements.

AQUINO MILLING INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative From Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative -
Filing fees	495	—	5,495	—	6,736
Professional fees	2,200	—	26,835	—	27,023
Franchise tax expense	—		400		400
Other costs	137	—	848	—	1,023

Total general and administrative expenses	2,832	—	33,578	—	35,182
	—	—	—	—	—
(Loss) from Operations before income taxes	(2,832)	—	(33,578)	—	(35,182)

Provision for income taxes	—	—	—	—	—

(Loss) from Operations	(2,832)	—	(33,578)	—	(35,182)

Extraordinary item - loss from flood	(13,000)	—	(13,000)	—	(13,000)

Net (Loss)	$(15,832)	$—	$(46,578)	$—	$(48,182)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$—	$(0.04)	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,200,000	—	1,105,109	—

The accompanying notes to financial statements are

an integral part of these statements.

AQUINO MILLING INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER14, 2011)

THROUGH SEPTEMBER 30, 2011

(Unaudited)

			Additional	(Deficit) Accumulated During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—

Common stock issued for cash ($0.018/share)	1,000,000	100	17,900	—	18,000

Net (loss) for the period	—	—	—	(1,604)	(1,604)

Balance -December 31, 2011	1,000,000	100	17,900	(1,604)	16,396

Common stock issued for cash ($0.2/share)	200,000	20	27,980	—	28,000

Net (loss) for the period	—	—	—	(46,578)	(46,578)

Balance - September 30, 2012	1,200,000	120	45,880	(48,182)	(2,182)

The accompanying notes to financial statements are

an integral part of these statements.

AQUINO MILLING INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative From Inception
Operating Activities:
Net (loss)	$(46,578)	$—	$(48,182)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Extraordinary loss	13,000	—	13,000
Deferred offering costs	12,000	—	—
Accounts payable and accrued liabilities	(9,656)	—	3,585

Net Cash Used in Operating Activities	(31,234)	—	(31,597)

Investing Activities:
Purchased fixed assets	(13,000)		(13,000)

Net Cash Used in Investing Activities	(13,000)	—	(13,000)

Financing Activities:
Due to shareholder	—	—	188
Proceeds from common stock	28,000	—	46,000

Net Cash Provided by Financing Activities	28,000	—	46,188

Net (Decrease) Increase in Cash	(16,234)	—	1,591

Cash - Beginning of Period	17,825	—	—

Cash - End of Period	$1,591	$—	$1,591

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 was as follows (assuming a 15% effective tax rate):

2012
Current Tax Provision:
Federal-
Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,987
Change in valuation allowance	(6,987)

Total deferred tax provision	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

F-8

	2012	2011

Loss carryforwards	$7,227	$241
Less - Valuation allowance	(7,227)	(241)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $48,182 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

As of September 30, 2012, loans from related parties amounted to $188 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

7.  Extraordinary Item

As a result of Typhoon Soala at the end of July/early August , 2012 the fixed assets of the Company which were comprised of a rice mill in the Philippines were written off as a total loss. The loss per share attributable to the loss was $(0.01).

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

We incurred costs to research the market, acquire a milling machine and commence construction of our facility.  We completed the acquisition of the milling machine and the construction of our milling facility and warehouse facility in the 3rd quarter of 2012. Unfortunately, at the end of July/early August 2012 Typhoon Soala flooded most of the Phillipines and especially Tarlac and destroyed our milling facility resulting in a total loss of our equipment .At the time we had not yet earned any revenue from rice milling activities as this was the beginning of the rice season. All rice crops were destroyed. Our mill was under two meters of water for an extended period of time, causing electrical and rust damage to our mill. We are currently in the process of attempting to fix the electrical and generator components of the mill but we will not have sufficient funds to acquire a new mill.

By the end of the fourth quarter 2012 we will determine if we will seek additional funding.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern. We attempted to engage in rice milling activities. Our principal sources of revenue were and are anticipated to occur following the purchase of a rice mill and shall be from the sale of rice milling services to farmers in the Gerona.

If we decide to raise additional funding, our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our rice milling services to meet all of our obligations on a timely basis. In the early stages of our operations we intend to keep costs to a minimum.

If we are successful in our additional fundraising activities, then in second half of 2013 we will purchase a rice mill, rebuild our warehouse and continue to operate according to our original business plan.

Due to Typhoon Soala in July/August 2012 all of our operations have come to standstill.

Results of Operations

For the three month period ended September 30, 2012, we had no revenues.  For the nine month period ended September 30, 2012 we had no revenue.  The period ended December 31, 2011 is measured from inception, which was November 14, 2011 and we had no revenue.

Expenses for the three month period ended September 30, 2012 were $2,832 and an extraordinary loss of $13,000 as a result of Typoon Soala in July/August 2012, resulting in a net loss of $15,832.  Total expenses for the nine month period ended September 30, 2012 $33,578 and an extraordinary loss of $13,000 as a result of Typoon Soala in July/August 2012 resulting in a net loss of $46,578 and total expenses since inception (November 14, 2011) were $35,182 resulting in a cumulative net loss since inception of $48,182 inclusive of the extraordinary loss of $13,000.

Liquidity and Capital Resources

We estimate that we will require at least $25,000 for the next 12 months of operations including acquiring a new mill and rebuilding our warehouse facility. finalizing our facility and running the milling to during the harvest season. As of September 30, 2012, we had $1,591 available in cash.

Use of Funds

Since incorporation, most of our resources and work have been devoted to planning our business, implementing systems and controls, completing our registration statement buying the mill and constructing our warehouse.  We have begun introductory marketing to attract farmers to use our rice milling facilities. We expected to commence milling activity in the next harvest starting September 2012. We did not so commence as a result of Typoon Soala.

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

• We began to market our services rice farmers.

• There is a rice harvest in September – due to Typhoon Soala which destroyed our mill and facility we were not able to commence our rice milling services for local farmers.

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

As of September 30, 2012, we owed $188 in connection with organizational costs which may be converted into an interest-free demand loan from our President . The proceeds were used for basic working capital purposes. Recently, our President provided a loan to the Company of $8,000 which mostly was used to attempt to fix our facility and milling machine.

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

Seasonality

There is a seasonal trend in our business. There are generally two rice harvests per year. September - December and March-May. Initially, our income and activity will be heavily based on those two three month periods. If we rebuild, we will target to be operational for the March-May harvest.

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

As of September 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2012

AQUINO MILLING CORP.

/s/ Louis P. Aquino

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors

(who also performs as the Principal Executive and Principal Financial and Accounting Officer)

October 29, 2012

