Form 10-K
period 2012-12-31
AQUINO MILLING INC
filed 2013-02-14
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-178789

AQUINO MILLING INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1222799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10685-B Hazelhurst Dr. #13025, Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

(281)754-4941
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐          Accelerated filer   ☐          Non-accelerated filer   ☐         Smaller reporting company   ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,000 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.20 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of than outstanding common stock amounting to 1,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2013, there were 1,200,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in the Philippines; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Aquino," and “Issuer” mean Aquino Milling Inc. unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Business Development

We were incorporated under the laws of the State of Delaware on November 14, 2011. We purchased rice milling equipment, and expected to commence our rice milling operations in September, 2012. The Company issued 1,000,000 shares of its common stock to its President (100,000 shares) and Secretary (900,000 shares) at inception in exchange for $18,000. We are a development stage company and have limited financial resources. We have not established or attempted to establish a source of equity or debt financing. Our auditors indicated in their Report on our Financial Statements that “the Company has not established a source of revenue or financing, which raises substantial doubt about its ability to continue as a going concern.”

We expected to derive revenue from the marketing of our intended rice milling services and possibly from rice farming related services.

The principal services that we will provide will be rice milling services for local farmers in Gerona, Philippines.

Location of Rice milling facility

Our rice milling facility was located on a suitable plot of land, in Pinasling Gerona, Tarlac in the Philippines.

Gerona is a 2nd class municipality in the province of Tarlac, Philippines. It has a population of 72,618 people in 15,769 households. Gerona has a land area of 141.47 square kilometers of plain and rugged agricultural land representing 4.63% of the province total area. The Tarlac River, which originates from the eastern slopes of the Zambales Mountain, cuts across the west central areas, dividing the town into two parts. It is characterized as plain, low-lying agricultural land.

Business description

We built a rice milling factory in Gerona Tarlac to service the local rice farmers. Rice will be cleaned, and de-husked from brown rice to produce white rice and sold for local consumption. Based on our research, the rice would have to be logistically picked up from local farmers who currently farm and sell their rice on a cash basis to local traders for 850 pesos = $20 unmilled rice per 50kg bag. This price is usually fixed by the government although local traders who carry cash in hand, negotiate better deals with the rice farmers. Our services for rice milling would have been charged at about 65 pesos=$1.53 per 50kg bag of milled rice.

We will outsource the entire logistics of the rice trade other than milling.

•	We negotiated with local taxi drivers to deliver the rice and the farmer to our facility in Gerona Tarlac, each taxi would paid $.23 per 50kg bag.
•	It was estimated that in the first year the majority of rice will be coming from the farms within a 2 kilometer radius from our milling facility.
•	Each taxi would be paid $.23 per 50 kg bag by the farmer.
•	Each taxi can carry approximately five 50 kg bags of rice on each trip.

The Process

•	Rice is handpick by farmers.
•	Farmer dries his rice and packs in 50kg bags.
•	Aquino Milling dispatches transportation to pick up rice from farmers.
•	Rice and farmer arrive in our facility where rice is weighed and recorded.
•	Unmilled rice is milled in the milling facility and through the milling process it is turned into white rice.
•	Milled rice is packed back into the 50kg bags that the farmer has brought and weighed.
•	The farmer pay 65 pesos - $1.53 per 50 kg bag for the milling service.

We expected that the costs of our business would be as follows:

Machinery Costs
krm mark lll-1000kg/hr input capacity
Kaneko rice mill (KRM mark lll)	$3,176.47
Pre-cleaner (1000kg/hr capacity)	$588.23
Bucket Elevator	$1,764.70
De-stoner (1000kg/hr)	$588.23
Rice sifter (1000kg/hr)	$588.23
Engine, recon mitsubishi 4dr5	$1,411.76
Materials and accessories
bins, flywheel, shafts, pulleys, belts, bases, etc	$1,058.82
Installation (labor only)	$1,764.70
Total cost	$10,941.14
source : seacominc.

New Construction on 1,000 sq foot rice milling facility	$2,000
TOTAL

Monthly operating costs
Salary	$300	a month
Miscellaneous	$600	Month

Electricity	$352.80	a month
Total cost	$1,252.80

Competition

We compete with local traders who visit the farmers residence and offer them cash in hand in exchange for their unmilled rice. In addition, there are two private companies that provide rice milling services in the area in which we intend to provide our services. As of now there are two local rice mills in Gerona Tarlac. The current and potential competitors have and can devote substantially greater resources to rice milling than we can. In addition, we cannot provide any assurance that another rice milling facility will not successfully offer a competitive rice milling service. We believe it is likely that there will be additional entrants to the rice milling market in Gerona. These competitors will compete against us for the contracts with rice farmers. This competition could cause us to enter into rice milling agreements with less favorable terms or lose potential rice farmers who could use our services.

We intended to compete by offering the farmers to mill rice in our facility and thereby allow them to make a higher profit on their harvest. We expected to charge a fixed fee for our services, allowing them the full benefit of selling their white milled rice a full market value. We expected to be a local rice milling facility, therefore all the farmers in our target area will be able to come and visit our facility. We expected to compete on service. However, we cannot predict the likelihood or timing for our success. No assurances can be given that our competitive strategy will have any success.

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2012, we had no employees but our President has provided services at no cost to the Company. During 2012, our President, Mr. Aquino devoted at least thirty hours a week to us.  As to the future, there is no written employment contract or agreement with our President and we will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Property

Our operational office is Mauplas, Pinasling, Gerona, Tarlac, Philippines 2312. This space is provided to us free of charge by our President. There is no written lease agreement. Our executive office and mailing address is 10685-B Hazelhurst Dr. #13025, Houston, TX 77043, USA, Fax # (281)754-4941. This Space is provided to us free of charge. There is no written lease agreement.

Litigation

To our knowledge, we are not a party to any current, pending, or threatened litigation of any type.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to the Business

1.
AMI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and have extremely limited financial resources. We have working capital of $4,204 and stockholders’ equity of $ 531 at December 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.	Because we have only recently commenced business operations and suffered a near total loss of our milling facility in a weather related event, we face a high risk of business failure.

We were formed in November 2011. All of our efforts to date have related to developing our business plan and building our mill which was wiped out as a result of Typhoon Soala in the summer of 2012.  Through December 31, 2012, we had substantially no operating revenues. We face a high risk of business failure.

3.	Most of our competitors, which include well known rice milling facilities, have significantly greater financial and marketing resources than do we.

Most of our competitors, which include government owned milling facilities in the Philippines, have significantly greater financial and marketing resources than do we. Many private milling facilities have been in business for several years and have the credibility and have the ability to advertise in a wide variety of media, including television. We will principally depend on the business contacts of our President and word of mouth. There are no assurances that our approach will be successful.

4.
AMI is and will continue to be completely dependent on the services of our founder and President, Louie Aquino, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

AMI’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Aquino. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Mr. Aquino or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Aquino naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

5.	We will be dependent on one source of revenue – providing milling services to local rice farmers.

Our financial prospects will be significantly dependent upon our rice milling related services. Rice milling services is dependent on rice consumption spending levels. As a result, sales of white rice tend to decline during general economic downturns and recessions. Accordingly, the current economic recession in the Philippines has led to a weakening in the fundamental demand for our services. In addition, unforeseen events beyond our control, such as the imposition of taxes or surcharges by regulatory authorities towards rice milling related services and products, also may adversely affect our business and results of operations.

6.	Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results are likely to vary significantly from quarter to quarter because our industry experiences seasonal fluctuations, due to rice harvest times and interest for rice milling related services offered by us.

There are two rice harvests per year, hence we anticipate we will have a steady flow of business from September – December and from March – May.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, the trading price of our common stock would almost certainly be materially adversely affected.

7.
We intend to become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

8.	Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or Directors of the Company; and

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

9.	The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

10.	Having only two Directors limits our ability to establish effective independent corporate governance procedures and increases the control of our officers.

We have only two Directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of Directors that would include some independent members, if ever, there will be limited oversight of our officers decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

11.	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (120,000,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to the then-prevailing market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

12.
The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

13.
Our bylaws provide for indemnification of officers and Directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or Directors.

Our bylaws provide for indemnification of Directors and Officers of the Company. We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a Director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a Director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

14.	We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of Directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

15.
Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested Director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market (as a result of Sarbanes-Oxley), require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent Directors, we do not currently have independent audit or compensation committees. As a result, these Directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested Director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to Director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified Officers, Directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

16.	You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended, and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 310 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our Directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

ITEM 2.  PROPERTIES

Our Principal Executive Offices

We do not own any real property. Our operational office is Mauplas, Pinasling, Gerona, Tarlac, Philippines 2312. This space is provided to us free of charge by our President. There is no written lease agreement. Our executive office and mailing address is 10685-B Hazelhurst Dr. #13025, Houston, TX 77043, USA, Fax # (281)754-4941. This Space is provided to us free of charge. There is no written lease agreement.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB “AQOC”, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Record Holders

As of January 31, 2013, we had outstanding 1,200,000 shares of common stock, which were held by 42 non-affiliated stockholders of record and 2 affiliated stockholders of records.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, except as included in our Registration Statement that went effective on March 26, 2012, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 30, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

We were incorporated on November 14, 2011. Our business activity through December 31, 2011 involved incorporation efforts, planning and research of (i) potential clients in the Gerona area and (ii) cost evaluation for acquiring rice milling machines, as well as preparation of this Offering, whose Registration Statement was declared effective on March 26, 2012.

In 2012, we incurred costs to research the market, acquire a milling machine and commence construction of our facility. We completed the acquisition of the milling machine and the construction of our milling facility and warehouse facility in the 2nd quarter of 2012. Unfortunately, at the end of July/early August 2012 Typhoon Soala flooded most of the Phillipines and especially Tarlac and destroyed our milling facility resulting in a total loss of our equipment .At the time we had not yet earned any revenue from rice milling activities as this was the beginning of the rice season. All rice crops were destroyed. Our mill was under two meters of water for an extended period of time, causing electrical and rust damage to our mill. We are currently in the process of attempting to fix the electrical and generator components of the mill but we will not have sufficient funds to acquire a new mill.

As a result of our losses, we have determined that we will seek additional funding and/or a new line of operations.

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

Results of Operations

For the three and twelve month period ended December 31, 2012, we had no revenues. The period ended December 31, 2011 is measured from inception, which was November 14, 2011 and we had no revenue.

Total expenses for the twelve month period ended December 31, 2012 was $38,845, and an extraordinary loss of $13,000 as a result of Typoon Soala in July/August 2012 resulting in a net loss of $43,865. and total expenses since inception (November 14, 2011) were $40,449 resulting in a cumulative net loss since inception of $45,469.

Liquidity and Capital Resources

We estimate that we will require at least $25,000 for the next 12 months of operations including acquiring a new mill and rebuilding our warehouse facility, finalizing our facility and running the milling to during the harvest season. As of December 31, 2012, we had $4,204 available in cash.

Use of Funds

Since incorporation, most of our resources and work was devoted to planning our business, implementing systems and controls, completing our registration statement, buying the mill and constructing our warehouse. We had begun introductory marketing to attract farmers to use our rice milling facilities. We expected to commence milling activity in the next harvest starting September 2012. We did not so commence as a result of Typhoon Soala.

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

•	We began to market our services rice farmers.
•	Due to Typhoon Soala which destroyed our mill and facility we were not able to commence our rice milling services for local farmers in the September rice harvest.

We became a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services.  We are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization.

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

As of December 31, 2012, we owed $188 in connection with organizational costs which may be converted into an interest-free demand loan from our President. The proceeds were used for basic working capital purposes. Recently, our President provided a loan to the Company of $8,000 which mostly was used to attempt to fix our facility and milling machine.

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

Seasonality

There is a seasonal trend in our business. There are generally two rice harvests per year. September-December and March-May. Initially, our income and activity will be heavily based on those two three month periods. If we rebuild, we will target to be operational for the March-May harvest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 313(a)(4)(ii) of Regulation S-K, or obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Aquino Milling Inc.:

We have audited the accompanying balance sheets of Aquino Milling Inc. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and cumulative from inception (November14, 2011). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquino Milling Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and cumulative from inception (November14, 2011) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
January 28, 2013

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2012 AND 2011

	As of	As of
	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash or cash equivalents	$4,204	$17,825
Deferred offering costs	-	12,000
Total current assets	4,204	29,825

Fixed Assets:
Fixed assets	5,000	-
Total fixed assets	5,000	-

Total Assets	$9,204	$29,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,485	$13,241
Due to shareholder	188	188
Total Current Liabilities	8,673	13,429

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 120,000,000 shares authorized;
1,200,000 and 1,000,000 shares issued and outstanding, respectively	120	100
Additional paid-in capital	45,880	17,900
Earnings (Deficit) accumulated during development stage	(45,469)	(1,604)

Total stockholders' equity	531	16,396

Total Liabilities and Stockholders' Equity	$9,204	$29,825

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 14, 2011)

	Year Ended December 31,	Year Ended December 31,	Cumulative From
	2012	2011	Inception

Revenues	$7,980	$-	$7,980

Expenses:
General and administrative -
Filing fees	5,690	1,241	6,931
Professional fees	31,735	188	31,923
Franchise tax expense	400		400
Other costs	1,020	175	1,195

Total general and administrative expenses	38,845	1,604	40,449
	-	-	-
(Loss) from Operations before income taxes	(30,865)	(1,604)	(32,469)

Provision for income taxes	-	-	-

(Loss) from Operations	(30,865)	(1,604)	(32,469)

Extraordinary item - loss from flood	(13,000)	-	(13,000)

Net (Loss)	$(43,865)	$(1,604)	$(45,469)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.04)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,128,962	854,167

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2011)
THROUGH DECEMBER 31, 2012

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.018/share)	1,000,000	100	17,900	-	18,000

Net (loss) for the period	-	-	-	(1,604)	(1,604)

Balance - December 31, 2011	1,000,000	100	17,900	(1,604)	16,396

Common stock issued for cash ($0.2/share)	200,000	20	27,980	-	28,000

Net (loss) for the period	-	-	-	(43,865)	(43,865)

Balance - December 31, 2012	1,200,000	120	45,880	(45,469)	531

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 14, 2011)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative From Inception
Operating Activities:
Net (loss)	$(43,865)	$(1,604)	$(45,469)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Extraordinary loss	13,000	-	13,000
Deferred offering costs	12,000	(12,000)	-
Accounts payable and accrued liabilities	(4,756)	13,241	8,485

Net Cash Used in Operating Activities	(23,621)	(363)	(23,984)

Investing Activities:
Purchased fixed assets	(18,000)	-	(18,000)

Net Cash Used in Investing Activities	(18,000)	-	(18,000)

Financing Activities:
Due to shareholder	-	188	188
Proceeds from common stock	28,000	18,000	46,000

Net Cash Provided by Financing Activities	28,000	18,188	46,188

Net (Decrease) Increase in Cash	(13,621)	17,825	4,204

Cash - Beginning of Period	17,825	-	-

Cash - End of Period	$4,204	$17,825	$4,204

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Aquino Milling Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on November 14, 2011. The business plan of the Company is to build and maintain a rice mill in the Philippines.

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

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Fixed Assets

As of December 31, 2012 fixed assets were comprised of a rice mill located in the Philippines. As of December 31, 2012 the rice mill was not placed in service.

4.  Common Stock

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

5.  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2012 were as follows (assuming a 15% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,580	$241
Change in valuation allowance	(6,580)	(241)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$6,820	$241
Less - Valuation allowance	(6,820)	(241)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended December 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $45,469 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

6.   Related Party Loans and Transactions

On November 21, 2011, the Company issued 1,000,000 shares of common stock to the directors of the Company at a price of $0.018 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

As of December 31, 2012, loans from related parties amounted to $188 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's director provides rent-free office space to the Company.

7.  Recent Accounting Pronouncements

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

8.  Extraordinary Item

As a result of a flood on August 9, 2012 a rice mill in the Philippines was written off as a total loss. The loss per share attributable to the loss was $(0.01).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Louie P. Aquino	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	32	November 17, 2011

Daniel Hochester	Secretary and Director	30	November 17, 2011

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Louie P. Aquino, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Mr. Louie P. Aquino is self employed since September 2011 and currently acts as a buyer and seller of unmilled rice in the Tarlac Province. Between 2007-2011 Mr. Aquino was a self employed private caregiver to geriatric individuals where he was responsible for all aspects of their day to day care. Mr. Aquino completed a seminar in the Philippines to qualify as a caregiver in 2005. In 2004 Mr. Aquino worked part time in the government offices in the computer department in Tarlac. In 2003-2004 Mr. Aquino received a technical degree in Computer Science from the AMA Computer College in Tarlac, Philippines. Mr. Aquino has a lifetime of experience in rice farming in the Philippines as this is his family’s business.

Daniel Hochester, Secretary and Director

Mr. Daniel Hochster is the co-owner of Chesed for Alafim a Hong Kong clothing design and manufacturing company which sells under the brands LEON, DNH and BANDC. Chesed for Alafim seeks to sell quality clothing at a low price point and therefore it manufactures in the Far–East. It sells its goods to wholesalers in the United Kingdom and USA. Since 2007 to present Mr. Hochster has been the acting president of the company where he is responsible for day to day operations. His organizational skills, negotiation skills on lowering costs, his experience working in the Far East, his marketing skills will assist Aquino Milling and help grow the business.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Aquino is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2012. From inception through December 31, 2012, we have not paid any compensation to our officers.

As of December 31, 2012, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of January 31, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the disposition of the shares. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 1,200,000 shares of our common stock issued and outstanding as of January 28, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Louie P. Aquino	100,000	8%

Common Stock	Mr. Daniel Hochester	900,000	75%

All officers as a Group			83%

(¹)	Based on 1,200,000 shares of our common stock outstanding.
(²)	The address for the beneficial owners is 10685-B Hazelhurst Dr. #13025, Houston, TX.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On November 21, 2011, the Company issued 1,000,000 shares of common stock to the directors of the Company at a price of $0.018 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2012(1)	December 31, 2011
Audit Fees	$10,500	$4,500
Audit Related Fees
Tax Fees	$250	$250
All Other Fees

Notes:

(1)	For the year ended December 31, 2012, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Louie P. Aquino
32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Louie P. Aquino
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUINO MILLING INC. (Registrant)
By:	/s/ Louie P. Aquino
Name Louie P. Aquino
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Dated: February 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Louie P. Aquino	/s/ Daniel Hochester
	Name: Louie P. Aquino	Daniel Hochester
	Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director	Title: Secretary and Director

Dated: February 5, 2013