Form 10-Q
period 2013-03-31
AQUINO MILLING INC
filed 2013-04-11
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April __, 2013 there were 1,200,000 shares of the Registrant's common stock issued and outstanding.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2013

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS
	As of	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$164	$4,204
Deferred offering costs	-	-
Total current assets	164	4,204

Fixed Assets:
Fixed assets	5,000	5,000
Total fixed assets	5,000	5,000

Total Assets	$5,164	$9,204

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,862	$8,485
Due to shareholder	188	188
Total Current Liabilities	8,050	8,673

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 120,000,000 shares authorized;
1,200,000 shares issued and outstanding	120	120
Additional paid-in capital	45,880	45,880
Earnings (Deficit) accumulated during development stage	(48,886)	(45,469)

Total stockholders' equity (deficit)	(2,886)	531

Total Liabilities and Stockholders' Equity	$5,164	$9,204

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 14, 2011)
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2013	2012	Inception

Revenues	$-	$-	$7,980

Expenses:
General and administrative -
Filing fees	962	1,652	7,893
Professional fees	2,389	2,000	34,312
Franchise tax expense		400	400
Other costs	66	316	1,261

Total general and administrative expenses	3,417	4,368	43,866
	-	-	-
(Loss) from Operations before income taxes	(3,417)	(4,368)	(35,886)

Provision for income taxes	-	-	-

(Loss) from Operations	(3,417)	(4,368)	(35,886)

Extraordinary item - loss from flood	-	-	(13,000)

Net (Loss)	$(3,417)	$(4,368)	$(48,886)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,200,000	1,000,000

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2011)
THROUGH MARCH 31, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.018/share)	1,000,000	100	17,900	-	18,000

Net (loss) for the period	-	-	-	(1,604)	(1,604)

Balance -December 31, 2011	1,000,000	100	17,900	(1,604)	16,396

Common stock issued for cash ($0.20/share)	200,000	20	27,980	-	28,000

Net (loss) for the period	-	-	-	(43,865)	(43,865)

Balance - December 31, 2012	1,200,000	120	45,880	(45,469)	531

Net (loss) for the period	-	-	-	(3,417)	(3,417)

Balance - March 31, 2013	1,200,000	120	45,880	(48,886)	(2,886)

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 14, 2011)
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2013	March 31, 2012	Inception

Operating Activities:
Net (loss)	$(3,417)	$(4,368)	$(48,886)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Extraordinary loss	-	-	13,000
Accounts payable and accrued liabilities	(623)	(7,085)	7,862

Net Cash Used in Operating Activities	(4,040)	(11,453)	(28,024)

Investing Activities:
Purchased fixed assets	-	-	(18,000)

Net Cash Used in Investing Activities	-	-	(18,000)

Financing Activities:
Due to shareholder	-	-	188
Proceeds from common stock	-	-	46,000

Net Cash Provided by Financing Activities	-	-	46,188

Net (Decrease) Increase in Cash	(4,040)	(11,453)	164

Cash - Beginning of Period	4,204	17,825	-

Cash - End of Period	$164	$6,372	$164

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

AQUINO MILLING INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Aquino Milling Inc.(the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on November14, 2011. The business plan of the Company is to build and maintain a rice mill in the Philippines.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of March 31, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Fixed Assets

As of March 31, 2013 fixed assets were comprised of a rice mill located in the Philippines. As of March 31, 2013 the rice mill was not placed in service.

4.  Common Stock

On November 21, 2011, the Company issued 1,000,000 shares of common stock to the directors of the Company at a price of $0.018 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 500,000 shares of newly issued common stock at an offering price of $0.20 per share for proceeds of up to $100,000. As of May 10, 2012, the Company had received $40,000 in proceeds and issued 200,000 shares. The Company offset the proceeds by $12,000 of legal and audit offering costs related to this capital formation activity.

5.  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$513	$655
Change in valuation allowance	(513)	(655)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$7,333	$6,820
Less - Valuation allowance	(7,333)	(6,820)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $48,900 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

As of March 31, 2013, loans from related parties amounted to $188 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's director provides rent-free office space to the Company.

7.  Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

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

In 2012, we incurred costs to research the market, acquire a milling machine and construct our warehouse facility.  We completed the acquisition of the milling machine and the construction of our milling facility and warehouse facility in the 2nd quarter of 2012. Unfortunately, at the end of July/early August 2012 Typhoon Soala flooded most of the Philippines and especially Tarlac and destroyed our milling facility resulting in a total loss of our equipment .At the time we had not yet earned any revenue from rice milling activities as this was the beginning of the rice season. All rice crops were destroyed. Our mill was under two meters of water for an extended period of time, causing electrical and rust damage to our mill. We are currently in the process of attempting to fix the electrical and generator components of the mill but we will not have sufficient funds to acquire a new mill.

As a result, we have not earned any revenue from rice milling activities for the period ended March 31, 2013.  All of our efforts to date had related to developing our business plan,  building our mill and constructing the warehouse facility which was wiped out as a result of Typhoon Soala in the summer of 2012.  Through March 31, 2013, we had substantially no operating revenues. We face a high risk of business failure.

We are a development stage company,  have extremely limited financial resources and suffered a total loss of our previous investment as a result of Typhoon Saola.. We have not established a source of equity or debt financing to help us rebuild our mill and warehouse facility   Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern. We had expected to engage in rice milling activities. Our principal sources of revenue was anticipated to be from the sale of our rice milling services to farmers in the Gerona.

Our plan was to continue as a going concern is to reach the point where we begin generating sufficient revenue from our rice milling services to meet all of our obligations on a timely basis. In the early stages of our operations we intend to keep costs to a minimum.  Now, we do not know if we will be able to continue operations.

Results of Operations

For the three month period ended March 31, 2013, we had no revenues.  For the fiscal year ended December 31, 2012,   For the year ended December, 31, 2011 which is measured from inception, - November 14, 2011 and we had no revenue.

Expenses for the three month period ended March 31, 2013 were $3,417 resulting in a net loss of $3,417 for the period,  as compared to expenses of $4,368 for the three month period ended March 31, 2012 resulting in a net loss for that period of were $4,368.  From inception (November 14, 2011) we have incurred a net loss of $48,886.

As of March 31, 2013, we have cash on hand of $164 as compared with cash on hand on March 31, 2012 of of $6,372.

Liquidity and Capital Resources

We estimate that we will require $25,000 for the next 12 months of operations including acquiring new milling machines and rebuilding our milling facility and warehouse. As of March 31, 2013, we had $164 available in cash.

Use of Funds
Since incorporation, most of our resources and work have been devoted to planning our business, implementing systems and controls, completing our registration statement buying the mill and constructing our warehouse.  We have begun introductory marketing to attract farmers to use our rice milling facilities. We expected to commence milling activity in September 2012 but were wiped out by Typhoon Saola.

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
• We began to market our services to rice farmers.
• In July-August, Typhoon Saola destroyed our milling machine and our facility.
• No new milling machine has yet been acquired.

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

As of September 30, 2011, we owed $188 in connection with organizational costs which was converted into an interest-free demand loan from our President. The proceeds were used for basic working capital purposes.

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

As of March 31, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
_________
*   Filed herewith.
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

AQUINO MILLING CORP.

Dated: April 11, 2013	By:	/s/ Louis P. Aquino
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)