Form 10-Q
period 2013-06-30
Merica Corp.
filed 2013-08-19
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-178789

MERICA CORP.
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

As of August 19, 2013 there were 84,000,000 shares of the Registrant's common stock issued and outstanding.

MERICA CORP. LTD.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2013

MERICA CORP. LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS

	As of June 30,	As of December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$119	$4,204
Deferred offering costs	-	-
Total current assets	119	4,204

Fixed Assets:
Fixed assets	5,000	5,000
Total fixed assets	5,000	5,000

Total Assets	$5,119	$9,204

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,700	$8,485
Due to shareholder	-	188
Total Current Liabilities	2,700	8,673

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized;
Common stock, par value $0.0001 per share, 250,000,000 shares authorized;
84,000,000 shares issued and outstanding	8,400	8,400
Additional paid-in capital	48,002	37,600
Earnings (Deficit) accumulated during development stage	(53,983)	(45,469)

Total stockholders' equity	2,419	531

Total Liabilities and Stockholders' Equity	$5,119	$9,204

The accompanying notes to financial statements are
an integral part of these statements.

MERICA CORP. LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$7,980

Expenses:
General and administrative -
Filing fees	940	3,348	1,902	5,000	8,833
Professional fees	4,300	22,635	6,689	24,635	38,612
Franchise tax expense		-		400	400
Other costs	45	394	111	710	1,306

Total general and administrative expenses	5,285	26,377	8,702	30,746	49,151
	-	-	-	-	-
(Loss) from Operations before income taxes	(5,285)	(26,377)	(8,702)	(30,746)	(41,171)

Provision for income taxes	-	-	-	-	-

(Loss) from Operations	(5,285)	(26,377)	(8,702)	(30,746)	(41,171)

Extraordinary item - loss from flood	-	-	-	-	(13,000)
Other income - forgiven debt	188		188		188

Net (Loss)	$(5,097)	$(26,377)	$(8,514)	$(30,746)	$(53,983)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	84,000,000	78,000,000	84,000,000	74,000,000

The accompanying notes to financial statements are
an integral part of these statements.

MERICA CORP. LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER14, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.00026/share)	70,000,000	7,000	11,000	-	18,000

Net (loss) for the period	-	-	-	(1,604)	(1,604)

Balance -December 31, 2011	70,000,000	7,000	11,000	(1,604)	16,396

Common stock issued for cash ($0.002/share)	14,000,000	1,400	26,600	-	28,000

Net (loss) for the period	-	-	-	(43,865)	(43,865)

Balance - December 31, 2012	84,000,000	8,400	37,600	(45,469)	531

Contributed capital			10,402		10,402

Net (loss) for the period	-	-	-	(8,514)	(8,514)

Balance - June 30, 2013	84,000,000	8,400	48,002	(53,983)	2,419

The accompanying notes to financial statements are
an integral part of these statements.

MERICA CORP. LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2013	June 30, 2012	Inception

Operating Activities:
Net (loss)	$(8,514)	$(30,746)	$(53,983)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Extraordinary loss	-	-	13,000
Deferred offering costs	-	12,000	-
Accounts payable and accrued liabilities	(5,785)	(9,606)	2,700
Forgiven debt	(188)		-

Net Cash Used in Operating Activities	(14,487)	(28,352)	(38,283)

Investing Activities:
Purchased fixed assets	-	(13,000)	(18,000)

Net Cash Used in Investing Activities	-	(13,000)	(18,000)

Financing Activities:
Contributed capital	10,402	-	10,402
Proceeds from common stock	-	28,000	46,000

Net Cash Provided by Financing Activities	10,402	28,000	56,402

Net (Decrease) Increase in Cash	(4,085)	(13,352)	119

Cash - Beginning of Period	4,204	17,825	-

Cash - End of Period	$119	$4,473	$119

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

MERICA CORP. LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Merica Corp. Inc., formerly Aquino Milling Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on November 14, 2011. The business plan of the Company is to build and maintain a rice mill in the Philippines.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of June 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Fixed Assets

As of June 30, 2013 fixed assets were comprised of a rice mill located in the Phillipines. As of June 30, 2013 the rice mill was not placed in service.

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

On June 22, 2013, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, effect a sixty nine for one (69:1) forward split of the Company’s common stock. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

5.  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,277	$4,612
Change in valuation allowance	(1,277)	(4,612)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$8,097	$6,820
Less - Valuation allowance	(8,097)	(6,820)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $53,983 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

9. Subsequent events

On July 31, 2013, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) change the name of the Company to Merica Corp., Inc. and (2) change the authorized stock to two hundred fifty million (250,000,000) shares of common stock and fifty million (50,000,000) shares of preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Post Effective Amendment to its Registration Statement on Form S-1, as effective from May 1, 2013.

Recent Events

On June 10, 2013, our board of directors approved a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Amendment”) to authorize (i) the change of the name of the Company to “Code 2 Action, Inc.” from “Aquino Milling, Inc.” and (ii) increase the authorized capital stock of the Company to 300,000,000 shares of common stock.  On June 12, 2013, the Company filed the Amendment with the Secretary of State of the State of Delaware.

On June 10, 2013, the Company’s board of directors authorized a dividend, whereby an additional 69 shares of common stock, par value $0.0001 per share, will be issued on each one share of common stock outstanding to each holder of record on June 22, 2013.

On July 30, 2013, our board of directors approved an Amended and Restated Certificate of Incorporation of the Company (the “Certificate”) to authorize, among other things, (i) the change of the name of the Company to “Merica Corp.” from “Code 2 Action, Inc.” and (ii) provide for the board of directors to issue series and classes of preferred stock with different features. The Company filed the Certificate with the Secretary of State of Delaware on July 31, 2013.   In connection with the foregoing, the Company is exploring additional business opportunities. As a result, its historical business may be discontinued due to the reevaluation of its business, among other reasons.

General

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

We are a development stage company,  have extremely limited financial resources and suffered a total loss of our previous investment as a result of Typhoon Saola. We have not established a source of equity or debt financing to help us rebuild our mill and warehouse facility   Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern. We had expected to engage in rice milling activities. Our principal sources of revenue was anticipated to be from the sale of our rice milling services to farmers in the Gerona.

Our plan was to continue as a going concern is to reach the point where we begin generating sufficient revenue from our rice milling services to meet all of our obligations on a timely basis. In the early stages of our operations we intend to keep costs to a minimum.  Now, we do not know if we will be able to continue operations.

Results of Operations

For the six month period ended June 30, 2013, we had no revenues.  For the fiscal year ended December 31, 2012,   For the year ended December, 31, 2011 which is measured from inception, - November 14, 2011 and we had no revenue.

Expenses for the six month period ended June 30, 2013 were $8,702 resulting in a net loss of $8,514 for the period,  as compared to expenses of $30,746 for the six month period ended June 30, 2012 resulting in a net loss for that period of were $30,746.  From inception (November 14, 2011) we have incurred a net loss of $53,983.

As of June 30, 2013, we have cash on hand of $119 as compared with cash on hand on June 30, 2012 of $4,473.

Liquidity and Capital Resources

We estimate that we will require $25,000 for the next 12 months of operations including acquiring new milling machines and rebuilding our milling facility and warehouse. As of June 30, 2013, we had $119 available in cash.

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

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization.

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

As of June 30, 2013, the end of the six-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 .

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 .

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 .

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

Merica Corp.

Dated: August 19, 2013	By:	/s/ Louis Aquino
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)