Form 10-Q
period 2013-09-30
Merica Corp.
filed 2013-11-18
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-178789

MERICA CORP.
(Exact name of Registrant as specified in its charter)

Delaware	33-1222799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 California, 9th Floor, San Francisco, California 94108
(Address of principal executive offices) (zip code)

Telephone: (925) 989-9900
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

As of November 15, 2013 there were 84,000,000 shares of the Registrant's common stock issued and outstanding.

Item 1. Financial Statements

MERICA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

MERICA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

ASSETS
	As of	As of
	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$74	$4,204
Total current assets	74	4,204

Fixed Assets:
Fixed assets	-	5,000
Total fixed assets	-	5,000

Total Assets	$74	$9,204

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,050	$8,485
Accrued interest payable	41	-
Notes payable	7,200	-
Due to shareholder	-	188
Total Current Liabilities	10,291	8,673

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized;
Common stock, par value $0.0001 per share, 250,000,000 shares authorized; 84,000,000 shares issued and outstanding	8,400	8,400
Additional paid-in capital	48,002	37,600
Earnings (Deficit) accumulated during development stage	(66,619)	(45,469)

Total stockholders' equity (deficit)	(10,217)	531

Total Liabilities and Stockholders' Equity	$74	$9,204

The accompanying notes to financial statements are an integral part of these statements.

MERICA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$7,980

Expenses:
General and administrative -
Filing fees	-	495	1,902	5,495	8,833
Professional fees	12,550	2,200	19,239	26,835	51,162
Franchise tax expense	-	-	-	400	400
Other costs	45	137	156	848	1,351

Total general and administrative expenses	12,595	2,832	21,297	33,578	61,746
	-	-	-	-	-
(Loss) from Operations	(12,595)	(2,832)	(21,297)	(33,578)	(53,766)

Other income (expense):
Forgiven debt	-		188		188
Interest expense	(41)		(41)		(41)

(Loss) before income taxes	(12,636)	(2,832)	(21,150)	(33,578)	(53,619)

Provision for income taxes	-	-	-	-	-

(Loss) from Operations	(12,636)	(2,832)	(21,150)	(33,578)	(53,619)

Extraordinary item - loss from flood	-	(13,000)	-	(13,000)	(13,000)

Net (Loss)	$(12,636)	$(15,832)	$(21,150)	$(46,578)	$(66,619)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	84,000,000	84,000,000	84,000,000	77,357,664

The accompanying notes to financial statements are an integral part of these statements.

MERICA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER14, 2011)
THROUGH SEPTEMBER 30, 2013
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.00026/share)	70,000,000	7,000	11,000	-	18,000

Net (loss) for the period	-	-	-	(1,604)	(1,604)

Balance -December 31, 2011	70,000,000	7,000	11,000	(1,604)	16,396

Common stock issued for cash ($0.002/share)	14,000,000	1,400	26,600	-	28,000

Net (loss) for the period	-	-	-	(43,865)	(43,865)

Balance - December 31, 2012	84,000,000	8,400	37,600	(45,469)	531

Contributed capital	-	-	10,402	-	10,402

Net (loss) for the period	-	-	-	(21,150)	(21,150)

Balance - September 30, 2013	84,000,000	8,400	48,002	(66,619)	(10,217)

The accompanying notes to financial statements are an integral part of these statements.

MERICA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER14, 2011)
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	From
	September 30, 2013	September 30, 2012	Inception

Operating Activities:
Net (loss)	$(21,150)	$(46,578)	$(66,619)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Extraordinary loss	-	13,000	13,000
Non-cash fees	5,000	-	5,000
Deferred offering costs	-	12,000	-
Accounts payable and accrued liabilities	(5,435)	(9,656)	3,050
Accrued interest payable	41	-	41
Forgiven debt	(188)	-	-

Net Cash Used in Operating Activities	(21,732)	(31,234)	(45,528)

Investing Activities:
Purchased fixed assets	-	(13,000)	(18,000)

Net Cash Used in Investing Activities	-	(13,000)	(18,000)

Financing Activities:
Proceeds from notes payable	7,200	-	7,200
Contributed capital	10,402	-	10,402
Proceeds from common stock	-	28,000	46,000

Net Cash Provided by Financing Activities	17,602	28,000	63,602

Net (Decrease) Increase in Cash	(4,130)	(16,234)	74

Cash - Beginning of Period	4,204	17,825	-

Cash - End of Period	$74	$1,591	$74

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the periods ended September 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception. Further, as of September 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Fixed Assets

As of December 31, 2012 fixed assets were comprised of a rice mill located in the Philippines. The rice mill was not placed in service and was transferred to the former director as payment of fees.

4.  Notes Payable

On August 20, 2013 the Company issued 2 promissory notes: one to Sable Ridge Capital Opportunity Fund LP in the principal amount of $3,600 and one to Stetson Capital Investments, Inc. in the principal amount of $3,600. Both notes are interest bearing at the rate of 5% per year. The principle and interest of the notes are payable upon the date of closing of a Reverse Merger Financing (the term is defined in the promissory notes).

5. Common Stock

On November 21, 2011, the Company issued 70,000,000 (post stock split) shares of common stock to the directors of the Company at a price of $0.00026 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 35,000,000 (post stock split) shares of newly issued common stock at an offering price of $0.0029 per share for proceeds of up to $100,000. As of May 10, 2012, the Company had received $40,000 in proceeds and issued 14,000,000 (post stock split) shares. The Company offset the proceeds by $12,000 of legal and audit offering costs related to this capital formation activity.

On June 22, 2013, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, effect a forward split in the form of a stock dividend whereby each stockholder of record on June 22, 2013 received a dividend of an additional 69 shares of  the Company’s common stock on every one share owned. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

On July 31, 2013, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (1) change the name of the Company to Merica Corp., Inc. and (2) change the authorized stock to two hundred fifty million (250,000,000) shares of common stock and fifty million (50,000,000) shares of preferred stock.

6. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,172	$6,987
Change in valuation allowance	(3,172)	(6,987)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$9,993	$6,820
Less - Valuation allowance	(9,993)	(6,820)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013, the Company had approximately $66,619 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

7.   Related Party Loans and Transactions

On November 21, 2011, the Company issued 70,000,000 (post stock split) shares of common stock to the directors of the Company at a price of $0.00026 per share, for $18,000 subscription receivable. Payments of the subscriptions were received by December 31, 2011.

During the nine months ended September 30, 2013 the Company paid the former president $7,500 in fees.

The Company's director provides rent-free office space to the Company.

8. Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

9.  Extraordinary Item

As a result of a flood on August 9, 2012 a rice mill in the Philippines was written off as a total loss. The loss per share attributable to the loss was less than $(0.01).

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

Recent Events

On August 20, 2013 the Company issued two promissory notes in the aggregate principal amount of $7,200.    Both notes are interest bearing at the rate of 5% per year. The principle and interest of the notes are payable upon the date of closing of  the sale by the Company of its securities in a capital raising transaction through the sale of common stock, warrants, notes or other securities of the Company that occurs at or about the time that a privately held operating company, directly or indirectly (a) merges or consolidates with, or in one or a series of related transaction sells all or substantially all of its assets to the Company or a wholly owned subsidiary of the Company, that is required to be accounted for by the Company as a “reverse acquisition” under GAAP; or (b) is sold or otherwise acquired by the Company in a transaction or business combination other than a merger or consolidation.

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

As a result, we have not earned any revenue from rice milling activities for the period ended September 30, 2013.  All of our efforts to date had related to developing our business plan, building our mill and constructing the warehouse facility which was wiped out as a result of Typhoon Soala in the summer of 2012.  Through September 30, 2013, we had substantially no operating revenues. We face a high risk of business failure.

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

Results of Operations

For the nine month period ended September 30, 2013, we had no revenues.  For the fiscal year ended December 31, 2012, and for the year ended December, 31, 2011 which is measured from inception, November 14, 2011, we had no revenue.

Expenses for the nine month period ended September 30, 2013 were $21,297 resulting in a net loss of $21,150 for the period,  as compared to expenses of $33,578 for the nine month period ended September 30, 2012 resulting in a net loss for that period of were $46,578.  From inception (November 14, 2011) we have incurred a net loss of $66,619.

As of September 30, 2013, we have cash on hand of $74 as compared with cash on hand on September 30, 2012 of $1,591.

Liquidity and Capital Resources

In the event that we intend to continue in the milling business, we estimate that we will require $25,000 for the next 12 months of operations including acquiring new milling machines and rebuilding our milling facility and warehouse. As of September 30, 2013, we had $74 available in cash.

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

As of September 30, 2013, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Form of Note Purchase Agreement

10.2*	Form of Note

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________
*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merica Corp.

Dated: November 18, 2013	By:	/s/ Doug Cole
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)