Form 10-K
period 2013-12-31
AV Therapeutics, Inc.
filed 2014-03-31
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-55419

AV Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1222799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 East 68th Street, Suite 204
New York, NY 10065
(Address of principal executive offices)

917-497-5523
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of our common stock of $0.20 (unadjusted for the Company’s 70-for-one forward stock split) was approximately $40,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 28, 2014 was 77,480,796.

DOCUMENTS INCORPORATED BY REFERENCE – None

Index

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Index

PART I

ITEM 1. BUSINESS

Background and Recent Developments

AV Therapeutics, Inc. (the “Company”) is a Delaware corporation formed on November 14, 2011 under the name “Aquino Milling Inc.” Under its initial business plan, the Company intended to purchase rice milling equipment and commence rice milling operations. On June 10, 2013, the Company changed its name to “Code 2 Action, Inc.” On July 30, 2013, the Company changed its name to “Merica Corp.” The Company was unable to implement its business plan. Prior to the Reverse Acquisition (discussed below), Merica did not have any active business.

On December 13, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with AVT Acquisitions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) and Advanced Vaccine Therapeutics, Inc., a Delaware corporation (formerly known as AV Therapeutics, Inc.) (“AVT”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into AVT, such that AVT became a wholly-owned subsidiary of the Company, and (ii) the Company issued 58,000,000 shares (the “Acquisition Shares”), of the Company’s common stock to the shareholders of AVT, in exchange for the cancellation of all of the issued and outstanding shares of common stock of AVT.

In connection with the Merger Agreement, in addition to the foregoing:

(i) Effective on the Closing Date, 70,000,000 shares of common stock were returned to the Company for cancellation (the “Share Cancellation”).

(ii) Effective on the Closing Date, Mr. Doug Cole resigned as an officer of the Company. Mr. Cole resigned as a director of the Company on February 5, 2014. In addition, the following individuals were appointed as executive officers and directors of the Company:

Name	Title
Abraham Mittelman	Chief Executive Officer, Chief Financial Officer, Chairman
Morton Coleman	Vice President
Robert Pollock	President, Chief Operating Officer
Raj Kumar Tiwari	Chief Scientific Officer, Director
Debabrata Banerjee	Clinical Development Officer
Jan Geliebter	Secretary

(iii) On December 19, 2013, the Company changed its name from “Merica Corp.” to “AV Therapeutics, Inc.”

In connection with the Merger Agreement, the Company entered into and closed subscription agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 3,550,000 shares of common stock for an aggregate purchase price of $709,999 (the “Private Placement”).

AVT is a Delaware corporation formed on February 11, 2011.  Prior to the date of incorporation, the activities of AVT were carried out through Applied Vaccine Technology, LLC (“AVT, LLC”), a Delaware limited liability company formed in July 2007 and an entity with common ownership as AVT.  The operations and net assets of AVT, LLC were acquired by AVT on February 11, 2011 and AVT, LLC has since been an inactive entity.

Effective on the Closing Date, pursuant to the Merger Agreement, AVT became a wholly owned subsidiary of the Company. The acquisition of AVT is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of AVT became the business of the Company. At the time of the Reverse Acquisition, Merica was not engaged in any significant active business.

References to “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, AVT, unless the context otherwise requires, and prior to the effectiveness of the Reverse Acquisition, these terms refer to AVT. References to “Merica” refer to the Company and its business prior to the Reverse Acquisition.

Index

Our Business

AVT  is  primarily  engaged  in  the  business  of  developing  cancer  therapeutics  and immunotherapeutic vaccines that can be used together with prevalent treatment modalities such as chemotherapy and radiation to treat active disease and to prevent metastases and recurrence. AVT has purchased the exclusive rights to a patented chemotherapeutic drug called “Capridine” that has been shown in preclinical models to have specific activity against prostate and colon cancer. This drug is expected to be the front line AVT product specifically in prostate cancer where limited chemotherapy is available at the present time. Our immuno-therapeutics is based on the ability of certain proprietary reagents to re-educate or reprogram a failed immune system that can target previously unidentified micro-metastases. We intend to clinically develop both of these approaches independently specifically for prostate cancer. This drug was developed and patented by certain scientists on behalf of New York Medical College, including Dr. Raj Tiwari, AVT’s Chief Scientific Officer, who is also a professor at New York Medical College. The drug patents were thus issued to New York Medical College. AVT subsequently purchased an exclusive license to the drug, including the exclusive right to commercialize the drug. Under our agreement with New York Medical College, we agreed to pay New York Medical College 3% of net sales (as defined in the agreement) from commercialization of the drug patents, and 30% of sublicense fees. In addition to Dr. Raj Tiwari, Dr. Abraham Mittelman, our Chief Executive Officer, Dr. Jan Geliebter, our Corporate Secretary, and Dr. Debabrata Banerjee, our Clinical Development Officer, are professors at New York Medical College.

We have, in the past, provided funding to New York Medical College to conduct research, pursuant to our supported research and license agreement with New York Medical College (see “Our Technology” below). In the future, we intend to expand our research efforts by identifying other promising research and funding that research through academic institutions (such as New York Medical College). Under such an arrangement, any patents would be granted to the academic institution and AVT in turn would enter into a licensing agreement with the academic institution for rights to the patent.

Our proprietary technology is easily adaptable to infectious diseases, thus enhancing its market potential. We do not intend to market our own products although we may decide to do so in the future. Instead, we intend to enter into agreements with large pharmaceutical companies whereby we will receive an upfront cash sum plus an ongoing royalty stream when the drug(s) or vaccine(s) are approved by the Food and Drug Administration (“FDA”) for use in the market. We will search for a partner(s) in early Phase II/III clinical trials of any particular treatment modality drug and or vaccine.

We believe, although no assurance can be given, that with funding in the amount of approximately $10,000,000, the first therapeutic pharmaceutical, the prostate cancer specific drug and a prostate cancer vaccine can be evaluated through Phase I clinical trials in humans within the next 12 to 18 months. We do not have any definitive agreements for funding and as such, there cannot be any assurance that we will be successful in achieving our goals.

OUR TECHNOLOGY

We have acquired the exclusive license to a patented chemotherapeutic drug called “Capridine” that has been shown  in preclinical  models  tested  by the National  Cancer  Institute to have specific activity against prostate and colon cancer. AVT has purchased exclusive rights to two patents related to synthesis, composition and use of these drugs, which were developed by and awarded to scientists (including Dr. Raj Tiwari, AVT’s chief scientific officer) on behalf of New York Medical College and subsequently licensed to AVT. A third patent developed by New York Medical College, which AVT has also acquired an exclusive license for, is pending. The first patent relates to the synthesis of Capridine and approximately 200 of its derivatives. The second relates to the composition of Capridine as a tumor inhibitor in combination with other agents. The patent pending relates to the delivery of peptides using a bacterial protein lysate. AVT has exclusive rights to these two patents under a licensing agreement with New York Medical College, the patent owner.

Index

We also have purchased the exclusive right to two new patents related to the vaccines, pursuant to a licensing agreement with New York Medical College, the patent owner. The patents were developed and awarded to scientists on behalf of New York Medical College. The first is entitled “Immunogens for treatment of neoplastic and infectious diseases.” The second is entitled “Immunotherapy for prostate cancer using Bacille-Calmette-Guerin expressing prostate specific antigens”. Both of these patents were issued to New York Medical College in September of 2011, and subsequently licensed to AVT, significantly enhancing our existing technology. The first patent is related to a broad range of peptide-based vaccination and is a major paradigm shift in immunotherapeutic vaccine technology that can be adapted to other diseases in the future. Combining this technology with the second patent may enable us to overcome certain challenges relating to vaccine delivery. We  believe  that  this  major  proprietary treatment  regimen,  when  combined  with  the  Capridine  patents,  can  benefit  prostate  cancer patients in a novel and hopefully curative manner. We acquired exclusive rights to these patents (including commercialization rights) pursuant to a supported research and license agreement with New York Medical College. Under this agreement, we agreed to pay New York Medical College 1 to 3% of net sales revenue (as defined in the agreement) from commercialization of the patents (varying based on the amount of net sales revenue) and 17.5% of sublicense fees. We also agreed, for a period of four years, to fund research by New York Medical College in the amount of $400,000 per year; however this part of the agreement ended during the year ended December 31, 2012.

AVT-licensed drugs have been tested by the NCI (National Cancer Institute) and found to be effective against a number of tumor systems. These included prostate cancer, colon cancer and others. These drugs inhibit the DNA in the cancer cells and therefore lead to the death of these cancer cells. These drugs represent a new class of drugs that do not have a suppressive effect on the bone marrow of the animals tested. Our team of scientists are world class researchers with years of experience in the clinical trial area; they have conducted Phase I, II, and III studies for decades.

The vaccines being developed by us may become commercial products either 1) as a vaccine developed by us which may take on a prophylactic role and thereby help prevent a specific type of cancer or disease; or 2) as a therapeutic treatment to fight a cancer or disease in conjunction with other existing treatment modalities.

PATENTS

Our two licensed patents related to Capridine protect our research results in the U.S., as well as 19 countries in Europe, Mexico, Israel, and Canada. We have has recently received notification that no objection has been lodged to these patent application in the European Union.

We also have exclusive rights, pursuant to licensing agreements with the patent owner, to two immunological patents related to vaccine development and delivery mechanism. These patents are protected in the U.S., but we plan to apply for protection in other jurisdictions going forward. The existing and filed patents have been written to cover both general and specific protection of AVT’s proprietary technology so that the technology can be adapted to other cancers, autoimmune diseases, and infectious diseases. The specific factors of the patents challenge the existing paradigms of immunological research by offering a new paradigm combining chemotherapy, molecular biology, proteomics, and immune activation. This type of coverage in the patents allows the scientists at AVT to focus on one disease at a time with confidence that future research will also be protected.

PATENT DETAILS

We have exclusive rights to the following patents pursuant to licensing agreements with the patent owners:

•	US Patent 6,589,961 valid until 2021: Title: Nitroacridine derivatives also patented in 19 countries of EU, Canada, Mexico, Israel valid until 2021.
•	US Patent 7,622,478B2 valid until 2021 Nitroacridine tumor inhibitor composition valid until 2021 also patented in EU, Canda, Mexico and Israel.
•	US patent 10,378,449, issue date 5/18/2010 , valid until 2026, Title: Immunotherapy for prostate cancer using recombinant Bacille Calmette-Guerin expressing prostate specific antigens.
•	US patent 10,379,462, issue date 9/1/2011 , valid until 2023 , Title: Immunogens for the treatment of neoplastic and infectious diseases.
•	US patent pending 2013/025568 Title: Synthetic Toll-like receptor 4 (TLR4) agonist peptides.

Index

Animal Studies

Nitroacridines have been shown to have potent antitumor capabilities against mammalian tumors and are potent DNA-binding and cytotoxic agents in cancer cells, but have not been widely pursued as a potential cancer vaccine due to their high systemic toxicity. However, we have developed a certain Nitroacridine, designated “C-1748”, which, in a prostate cancer-specific preclinical study on rodents, has proven to have markedly lower levels of toxicity compared with its parent.  The preclinical study also showed no genetic mutations in the prostate cancer cells. A separate study on beagle dogs showed similar low toxicity profile and high tumor target activity. Accordingly, C-1748 is a unique cancer drug which is specific to prostate cancer cell types, and which lacks systemic toxicity. Additional clinical evaluation is required to evaluate C-1748 for toxicity and synergy in combination with chemotherapy regimens.

Unique properties of Capridine in pre-clinical studies

•	Capridine- β is active on hormone dependent and independent Prostate cancer (CaP) xenografts thus covering the entire range of prostate cancer.
•	Anti-cancer doses of Capridine-β in animals and maximum tolerated dose (or MTD) values in dogs extrapolated to humans constitutes a wide human therapeutic dose range.
•
Specificity towards CaP and high differential inhibitory concentration (or IC50) values for hematopoietic cells making Capridine-β a non-myelo-suppressive chemotherapeutic agent which is unique in the class of DNA binding chemotherapeutic agents.

•	Capridine makes hormone refractory prostate cancer hormone sensitive and hence can be combined with prevalent hormonal therapy.
•	Capridine is active on drug resistant prostate cancer.

VACCINE THERAPIES

Cancer vaccines are divided into two groups, those which treat existing cancers (therapeutic vaccines), and those which prevent the development of cancer (prophylactic vaccines). Both types of vaccines have the potential to reduce the burden of cancer. As per evaluation of National Institutes of Health (or NIH) sponsored clinical trials, to date, the area of therapeutic or prophylactic cancer vaccine is an unmet clinical need.

Our scientists believe that there are two problems in cancer therapy which need to be solved. The first is that cancer antigen, in part, are self-aberrant proteins which means that the immune system recognize them as self and therefore do not kill them. Our immune system, in the case of cancer needs to be reeducated to recognize that the cancer cells are not self-cells but foreign to the body. The second problem is the constant generation of random mutations in cellular proteins and the generation of large number of ever-changing antigenic epitopes. Our proprietary vaccine technology overcomes both of these limitations by using therapeutic peptides that are mimics of multivalent antigens.

METHODOLOGY

The procedure that AVT’s scientists used to develop the first generation of reagents was to synthetically mimic the human immune system in the laboratory specifically as it relates to the diversity of natural antibodies. Using these antibodies, they were able to identify synthetic peptides that mimicked the cancer-associated proteins. The synthetic peptides had the advantage that they were similar immunologically to the multiple cancer proteins, but not identical. As a result,  the  host  recognized  the  cancer  proteins  as foreign  not  self  and  a multivalent  peptide specific  immune  response  was  generated.  AVT’s proprietary technology using non-toxic peptides which mimic the cancer proteins re-educates the immune system so that the cancer cells are detected and killed. The novel proteomic and small molecule synthetic peptide platform provides identification of very specific and customized therapeutic reagents that can be manufactured synthetically. This technology is readily adapted to most forms of immunogenic cancers and to infectious diseases.

The objective of the first clinical testing of these peptides (ProVac-1,3,5) will be to render prostate cancer patients vaccinated with these peptides cancer-free. These are patients who have undergone the present standard of care for prostate cancer and these peptides are being tested for secondary prevention of prostate cancer recurrences. The next logical step for clinical development of these peptide cancer vaccines will be primary prevention of prostate cancer. Using  our  pipeline of patented  products,  our  near -term  objective  is  to  combine  the  newly discovered  prostate  cancer  targeted  chemotherapeutic drug Capridine (which unlike the chemotherapeutic drug in use has minimal bone marrow toxicity) with peptide-based immunotherapeutic vaccine to design a completely unique curative treatment regimen for prostate cancer.

Index

Employees

We do not currently have any full-time employees, but engage our personnel on a part-time independent contractor basis.

Research and Development

During the years ended December 31, 2013 and 2012, we incurred $332,692 and  $73,335, respectively, on research and development expenses.

CORPORATE STRATEGY

We believe  that  our  best  interest  will  be served  by developing  our  drug  product internally. Accordingly, our strategy is to complete Phase I testing and begin Phase II before soliciting a partnership with a larger pharmaceutical  company.  This strategy, however, is dependent on our ability to obtain adequate capital.  We may partner with a large regional and/or global pharmaceutical companies for world-wide distribution. Under such an arrangement, we would receive a substantial upfront cash payment followed by an ongoing royalty stream. To date, no such companies have been identified, and no such agreements have been reached.

The total market for AVT’s possible product mix (initially defined as a prostate cancer drug, followed with a therapeutic vaccine, i.e. able to also treat previous prostate disease based on multiple modalities such as drugs, radiation, surgery, etc.) is vast. Prostate cancer is the initial disease for which we have developed a vaccine program. Our peptide technology may also be applicable to other illnesses, such as breast cancer, colon cancer, autoimmune disorders, and other infectious diseases. In addition, management believes that Capridine may have applications as an adjunct to other existing chemotherapy treatments to reduce toxicity and increase therapeutic efficacy.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

Regulation by governmental authorities in the U.S. and other countries is a significant factor, affecting the cost and time of our research and product development activities, and will be a significant factor in the manufacture and marketing of any approved products. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, reporting, labeling, transport and storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, the necessary regulatory approvals could harm our business.

The regulatory requirements relating to the testing, manufacturing and marketing of our products may change from time to time and this may impact our ability to conduct clinical trials and the ability of independent investigators to conduct their own research with support from us.

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, in Canada, Health Canada, and, in the E.U., the European Medicines Agency (the  “EMEA”). The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in Canada and the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval will be required in all the major markets in which we seek to develop our products. At a minimum, approval requires the generation and evaluation of data relating to the quality, safety, and efficacy of an investigational product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved, the proposed indication and the stage of development.

In general, new chemical entities are tested in animals until adequate evidence of safety is established to support the proposed clinical study protocol designs. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into either healthy human volunteers or patients with the disease (20 to 50 subjects), the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population (50 to 200 patients) to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows preliminary evidence of some effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes in a larger patient population in adequate and well-controlled studies designed to yield statistically sufficient clinical data to demonstrate efficacy and safety.

Index

In the U.S., specific pre-clinical data, manufacturing and chemical data, as described above, need to be submitted to the FDA as part of an Investigational New Drug (or IND) application, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase I studies, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase I studies, further submissions to regulatory authorities are necessary in relation to Phase II and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent institutional review board at each institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the privacy of protected health information as defined under the Health Insurance Portability and Accountability Act, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules to protect subjects’ rights and welfare apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an institutional review board, will review the ethics of conducting the proposed research. Other regulatory authorities around the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

In order to gain marketing approval we must submit a dossier to the relevant authority for review, which is known in the U.S. as a  New Drug Application (or NDA) and in the E.U. as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. Once the submitted NDA is accepted for filing by the FDA, it undertakes the review process that takes 10 months, unless an expedited priority review is granted which takes six months to complete. Approval can take several months to several years, if multiple 10-month review cycles are needed before final approval is obtained, if at all.

The approval process can be affected by a number of factors. The NDA may be approvable requiring additional pre-clinical, manufacturing data or clinical trials which may be requested at the end of the 10 month NDA review cycle, thereby delaying marketing approval until the additional data are submitted and may involve substantial unbudgeted costs. The regulatory authorities usually will conduct an inspection of relevant manufacturing facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. The cost of compliance with and any violation of these regulations could have a material adverse effect on our business and results of operations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we are not able to predict the extent of government regulation, and the cost and effect thereof on our competitive position, which might result from any legislative or administrative action pertaining to environmental or safety matters.

COMPETITION

Each of the markets for our product candidates is characterized by intense competition and rapid technological advances. The latest figures from the National Institute of Health (NIH) listed four hundred and twenty nine (429) active studies for prostate cancer. Existing chemotherapeutic treatments for prostate cancer include adaptation of existing drugs such as Taxotere (Novartis and Sanofi-Aventis). Taxotere was originally a breast cancer drug but has been approved for prostate cancer by the FDA where the efficacy is associated with severe bone marrow toxicity. The FDA approved Zytiga (Abiraterone acetate) from Johnson and Johnson which targets a protein that inhibits the formation of the male hormone testosterone.

Index

Our Competitive Advantages

The field of chemotherapy for prostate cancer is an emerging area and in general very poorly developed. While no guarantees can be made, we expect that Capridine, if approved, will provide very strong competition to Taxotere and any other prevalent chemotherapeutic drug and if its preclinical activity of minimal bone marrow toxicity is validated in clinical studies it could completely replace taxotere. We also expect that it could be used synergistically with prevalent chemotherapeutic agents.

Zytiga and MDV 3100 have limited use and judging from the market size provides only minimal competition for Capridine which has been found to be effective in both hormone sensitive and resistant prostate cancer. Further our mechanistic studies suggest that Capridine can convert hormone refractory prostate cancer to hormone sensitive and if validated in human studies, Capridine can be combined with all kinds of antihormonal prostate cancer therapy including Zytiga and the recently approved MDV 3100.
Our peptide vaccine approach is unique and has very minimal competition. The approval by the FDA of the immunotherapeutic approach by Dendreon (Provenge) is encouraging to us, given that our technology, is cost effective well characterized and can be expanded at will.  Provenge has not been met with any enthusiasm, due to its high cost and minimal effectiveness. Our peptide approach allows for the development of “off  the shelf” immunotherapeutics, rather than requiring the preparation of unique personalized vaccine for each patient. We believe that we have a competitive advantage in our target market for several reasons:

•	Prostate cancer has very limited approved chemotherapeutic agents;
•	Capridine has minimal bone marrow toxicity with a wide therapeutic range;
•	Capridine with a wide therapeutic range can be added to other drugs thus lowering the toxicity of other chemotherapeutic drugs and antihormonal therapy; and
•	The use of Capridine and peptide vaccine is unique to AVT.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to our Financial Position and Need for Capital

We are not currently profitable and may never become profitable.

We are a development stage company with no revenues and expect to incur substantial losses and have negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake development and clinical trials for product candidates
•	seek regulatory approvals for product candidates;
•	implement additional internal systems and infrastructure; and
•	hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our securities.  Our financial statements have been prepared on the basis that we will continue as a going concern. For the years ended December 31, 2013 and 2012 we incurred net losses of $905,920, and $286,271, respectively.

Index

We have a limited operating history upon which to base an investment decision.

We are a clinical-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, raising capital and undertaking development and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Until and unless we receive approval from the US Food and Drug Administration (the “FDA”) and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of the Private Placement and cash on hand. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities.

We believe that the net proceeds from the Private Placement and existing cash will be sufficient to enable us to fund our projected operating requirements for approximately 6 months from the Closing Date. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect  or  if we  choose  to expand  our  product  development  efforts  more  rapidly  than  we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.

We may seek to sell additional equity or debt securities, obtain a bank credit facility, or enter into a corporate collaboration or licensing arrangement. The sale of additional equity or debt securities, if convertible into common stock, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through collaboration or licensing arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders.  We can provide no assurance that we will be successful in raising any additional capital.

Risks Related to Our Business

All of our product candidates are in the early stages of development.

We are a development stage specialty pharmaceutical company focused on the development of products, all of which are at an early stage of development.   Each of our product candidates requires extensive preclinical or clinical testing prior to the submission to the FDA of a New Drug Application, or “NDA”, or Pre- Market Authorization, or “PMA”.  Capridine, our lead product candidate, is not currently being tested in humans.  We cannot predict with any certainty if or when we might submit an NDA or PMA for regulatory approval of any of our product candidates or whether such an NDA or PMA will be accepted.

Our  development  methods  are  unproven  and  may  not  lead  to  commercially  viable products for any of several reasons.  For example, we may fail to identify appropriate targets or compounds, our product candidates may fail to be safe and effective in clinical or additional preclinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. Our product candidates will require significant additional development, preclinical and clinical trials, regulatory clearances and additional investments by us or our collaborators before they can be commercialized.

Index

We may not obtain the necessary US or worldwide regulatory approvals to commercialize any product candidate.

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates, or any product candidate we acquire or develop in the future, for sale. We will need FDA approval to commercialize our product candidates in the US and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate we must submit to the FDA a NDA for a new drug, demonstrating that the product candidate is safe for humans and effective for its intended use.   This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.  Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review.  Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;
•	impose costly procedures on us; and
•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or PMAs. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed or obtained.  There is no guarantee that we will ever be able to develop or acquire another product candidate.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidates for sale outside of the US.

Preclinical and clinical trials required for our product candidates are expensive and time- consuming, and their outcome is uncertain.

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and effectiveness in humans.   To meet these requirements, we must conduct extensive preclinical testing and “adequate and well-controlled” clinical trials.  Conducting clinical trials is a lengthy, time-consuming, and expensive process.  The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial.  Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses.  The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

▪	inability to manufacture sufficient quantities of qualified materials under the FDA’s Current Good Manufacturing Practices requirements, commonly known as cGMP, for use in clinical trials;

▪	slower than expected rates of patient recruitment;

▪	failure to recruit a sufficient number of patients;

▪	inability to monitor patients adequately during or after treatment;

▪	modification of clinical trial protocols;

▪	inability or unwillingness of medical investigators to follow our clinical protocols;

▪	changes in regulatory requirements for clinical trials;

▪	the lack of effectiveness during clinical trials;

Index

▪	the emergence of unforeseen safety issues;

▪	determination of dosing issues;

▪	delays, suspension, or termination of the clinical trials due to the institutional review board;

▪	responsibility for overseeing the study at a particular study site; and

▪	government, institutional review board or other regulatory agency delays or “clinical holds” requiring suspension or termination of the trials.

The results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials. Accordingly, even if we obtain positive results from preclinical or early clinical trials, we may not achieve the same success in future clinical trials. Clinical trials may not demonstrate statistically significant safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

The failure of clinical trials to demonstrate safety and effectiveness for the desired indications could delay the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of NDAs  or  PMAs  with  the  FDA  and,  ultimately,  our  ability  to  commercialize  our  product candidates and generate product revenues. Any change in, or termination of, our preclinical or clinical trials could materially harm our business, financial condition, and results of operations.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks.  Therefore, we cannot predict with any certainty the schedule for future preclinical or clinical trials.

The  results  of  our  clinical  trials  may  not  support  our  product  candidate  claims  and  the successful development of our product candidates is uncertain.

Even if our preclinical or clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in preclinical testing and early or middle clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The  clinical  trial  process  may  fail  to  demonstrate  that  our  product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates.

In addition, the product candidates that we are currently developing are based on processes and methodologies that are not currently widely employed. Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products and products based on new technologies, including:

▪	delays in product development, preclinical or clinical testing, or manufacturing;

▪	unplanned expenditures in product development, preclinical or clinical testing, or manufacturing;

▪	failure to receive regulatory approvals;

▪	emergence of superior or equivalent products;

▪	inability to manufacture on our own, or through any others, product candidates on a commercial scale; and

▪	failure to achieve market acceptance.

Because of these risks, our research and development efforts may not result in any commercially viable products.  Any delay in, or termination of, our preclinical or clinical trials will delay the filing of our NDAs or PMAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

Index

Physicians and patients may not accept and use our drugs.

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept and use it.   Acceptance and use of our product candidates will depend upon a number of factors including:

▪	perceptions by members of the health care community, including physicians, of the safety and effectiveness of our drug or product;

▪	cost-effectiveness of our product relative to competing products;

▪	availability of reimbursement for our product from government or other healthcare payers; and

▪	effectiveness of marketing and distribution efforts by us and our licensors, licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these products to find market acceptance would harm our business, could require us to seek additional financing, and may even cause us to limit or cease operations.

Our  products  may  cause  undesirable  side  effects  that  could  limit  their  use,  require  their removal from the market or prevent further development.

Undesirable side effects caused by our products could interrupt, delay or halt our development programs, including clinical trials, and could result in adverse regulatory action by the FDA or other regulatory authorities. More severe side effects associated with our products may be observed in the future. Even if we are able to complete the development of a new product and obtain any required regulatory approval, undesirable side effects could prevent us from achieving or maintaining market acceptance of the product or could substantially increase the costs and expenses of commercializing the product. Negative publicity concerning our products, whether accurate or inaccurate, could also reduce market or regulatory acceptance of our products, which could result in decreased product demand, removal from the market or an increased number of product liability claims, whether or not such claims have merit.

Downturns  in  general  economic  conditions  may  adversely  affect  our  financial  condition, results of operations and cash flows.

Our business may be adversely affected by downturns in general economic conditions. Economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs, consumer confidence and tax rates could change consumer purchasing habits or reduce personal discretionary spending. A reduction in consumer spending may have an adverse impact on our financial condition, results of operations and cash flows. In addition, our ability to meet our  expected  financial  performance  is  dependent  upon  our  ability  to  rapidly  recover  from downturns in general economic conditions.

Recent global market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the US and international markets and economies and prolonged declinesin business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Index

Our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. As of December 31, 2013, our total stockholders’ equity was $34,172 and we had working capital deficiency of $114,504. We expect to continue to incurring losses for the foreseeable future and must raise additional capital in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm has included in its report as of and for the years ended December 31, 2013 and 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our company.

We are a small company with limited resources and personnel available to establish a comprehensive system of internal controls. If we fail to maintain an effective system of internal controls, we would not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results would be harmed. We may in the future discover areas of our internal controls that need improvement. For example, because of size and limited resources, our external auditors may determine that we lack the personnel and infrastructure necessary to properly carry out an independent audit function.

Although we believe that we have adequate internal controls for a company with our size and resources, we are not certain that the measures that we have in place will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, would harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls would also cause investors to lose confidence in our reported financial information, which would have a negative effect on our company and, if a public market develops for our securities, the trading price of our stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of this offering, AVT has been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. If we are unable to successfully implement and maintain effective internal controls over financial reporting we risk being unable to produce accurate and timely financial statements, and our stock price may be adversely affected.

  Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or our licensors fail to secure rights to the patents we use, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

Index

To date, we hold certain exclusive patent rights as well as rights under foreign patents and patent applications.  We anticipate filing additional patent applications both in the US and in other countries, as appropriate.  However, we cannot predict:

▪	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

▪	if and when patents will issue; and if granted, whether patents will be challenged and held invalid or unenforceable;

▪	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

▪	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors.   To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements.  To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.  These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.   If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

If  our  product  candidates, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

▪	obtain licenses, which may not be available on commercially reasonable terms, if at all;

▪	abandon an infringing product candidate;

▪	redesign our product candidates or processes to avoid infringement;

▪	stop using the subject matter claimed in the patents held by others;

▪	pay damages; and/or

▪	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Any  of  these  events  could  substantially  harm  our  earnings,  financial  condition  and operations.

Risks Related to Our Industry

We  are  subject  to uncertainty  related  to health  care  reform  measures  and  reimbursement policies.

The levels at which government authorities, private health insurers, HMOs and other organizations reimburse the cost of drugs and treatments related to those drugs will impact the successful commercialization of our products. We cannot be sure that reimbursement in the United States or elsewhere will be available for any drugs we may develop or, if already available, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drugs. If reimbursement is not available or is available only on a limited basis, we may not be able to obtain a satisfactory financial return on the manufacture and commercialization of existing and future drugs. Third- party payers may not establish and maintain price levels sufficient for us to realize an appropriate return on our investment in product development or our continued manufacture and sale of existing drug products.

Index

Our ability to generate product revenues will be diminished if our product candidates sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our product candidates, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

▪	government and health administration authorities;

▪	private health maintenance organizations and health insurers; and

▪	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products.  Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even  if  our  product  candidates  are  approved  by  the  FDA,  insurance  coverage  may  not  be available, and reimbursement levels may be inadequate, to cover our product candidates.  If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product candidates, once approved, market acceptance of such products could decline.

We may incur substantial liabilities and may be required to limit commercialization of our product candidates in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential  product  liability  claims  could  prevent  or  inhibit  the  commercialization  of pharmaceutical products we develop, alone or with collaborators.  We currently carry a limited amount of clinical trial insurance or product liability insurance. While we believe our current level of insurance is reasonably adequate to insulate us from potential claims, this insurance may not fully cover potential liabilities. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research, development and manufacturing activities and/or those of our third party contractors may involve the controlled use of hazardous materials and chemicals.  Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could materially adversely affect our business, financial condition and results of operations.  In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

Each of the markets for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidates, or may offer comparable performance at a lower cost.  If our product candidates fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

Index

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations.   Many of these competitors have compounds already approved or in development in the therapeutic categories that we are targeting with our current and future product candidates. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

▪	developing drugs;

▪	undertaking preclinical testing and human clinical trials;

▪	obtaining FDA and other regulatory approvals of drugs;

▪	formulating and manufacturing drugs; and

▪	launching, marketing and selling drugs.

Developments by competitors may render our product candidates or technologies obsolete or non-competitive.

Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

Risks Related to Our Dependence on Third Parties for Manufacturing, Research, Development, Marketing and Distribution Activities

Our product development program depends upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as commercial third- parties, government, universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us.  These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Reliance on third-party research and development labs entails risks to which we would not be subject if we performed the research and development ourselves. These  risks include reliance  on the  third  party  for  maintaining  the confidentiality  of the  proprietary  information relating to the product being developed and for maintaining quality assurance, the possibility of breach of the research and development agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party.

 We rely exclusively on third parties to formulate and manufacture our product candidates.

We do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. If any product candidate we may develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our product candidates. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

▪
While we have identified potential manufacturers, we may be unable to reach agreement on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition,  a  new  manufacturer   would  have  to  be  educated  in,  or  develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval, if any.

▪	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

Index

▪
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates.

▪
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

▪	If any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. In the short-term, we do not anticipate having the resources to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our product candidates; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that our collaborative partners will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product candidates in the US or overseas.

Risks Related to Employees and Growth

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel.  If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officers and scientific and medical advisors because of their expertise and experience in drug development.  We do not have “key person” life insurance policies for any of our officers.  The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Over time, we will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Index

Risks Related to the Company’s Common Stock

There is a limited trading market for the Company’s common stock, and shareholders may have difficulty trading and obtaining quotations for our common stock.

The Company’s common stock is registered under the Exchange Act and is quoted on the OTC Bulletin Board. There has been limited reported trading to date in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our management has significant voting power which limits the influence of other stockholders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

Index

The Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Because we became a public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.

Our certificate of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

If and when a registration statement becomes effective, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of such shares.

We have agreed to file a registration statement with the SEC to register the shares of our common stock issued in connection with the Private Placement. Following the effective date of such registration statement a large number of shares of common stock will be available for sale in the public market, which could harm the market price of the stock.

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 20 East 68th Street, New York, NY 10065, under a month-to-month verbal lease that expires in June 2014, renewable annually. Our monthly rent is $1,200.

ITEM 3. LEGAL PROCEEDINGS

On May 29, 2013, Highland Global Creek Partners, Inc. (the “Plaintiffs”) brought an action against AVT in the Supreme Court of New York, County of New York, alleging a breach of a consulting contract. The Plaintiffs are seeking a judgment directing AVT to issue and deliver 80,000,000 shares of its common stock and 10,000,000 shares of its Series A Preferred Stock. In addition, the Plaintiffs are also seeking an order enjoining AVT from taking any action requiring shareholder approval without notice to Plaintiffs and/or the Plaintiffs’ participation, as well as an order declaring that any action requiring stockholder approval taken by AVT without notice to and/or the participation of the Plaintiffs is null and void.  AVT has filed counterclaims against the Plaintiffs and will contest this matter vigorously.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Index

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCBB under the symbol “AVTH ”. During the year ended December 31, 2013, there was minimal reported trading in our common stock. There has been limited reported trading to date in 2014 in our common stock.

As of March 20, 2014, there were approximately 47 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

On January 8, 2014, the Company issued (a) 3,550,000 shares of common stock for cash proceeds from the Private Placement received in December 2013, (b) approximately 36,600 shares of common stock in exchange for the cancellation of $7,520 in notes payable, (c) 264,000 shares of common stock were issued for placement agent services and (d) 1,630,200 shares of common stock were issued for other services. In connection with the foregoing the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

AV Therapeutics, Inc. (the “Company”) is a Delaware corporation formed on November 14, 2011 under the name “Aquino Milling Inc.” Under its initial business plan, the Company intended to purchase rice milling equipment and commence rice milling operations. On June 10, 2013, the Company changed its name to “Code 2 Action, Inc.” On July 30, 2013, the Company changed its name to “Merica Corp.” The Company was unable to implement its business plan. Prior to the Reverse Acquisition (discussed below), Merica did not have any active business.

On December 13, 2013 (the “Closing Date”), the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with AVT Acquisitions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) and Advanced Vaccine Therapeutics, Inc., a Delaware corporation (formerly known as AV Therapeutics, Inc.) (“AVT”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into AVT, such that AVT became a wholly-owned subsidiary of the Company, and (ii) the Company issued 58,000,000 shares (the “Acquisition Shares”), of the Company’s common stock to the shareholders of AVT, representing approximately 77% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the  initial closing under the Private Placement, each as defined below), in exchange for the cancellation of all of the issued and outstanding shares of common stock of AVT.

Index

In connection with the Merger Agreement and the Private Placement::

(i) Effective on the Closing Date, 70,000,000 shares of common stock were returned to the Company for cancellation (the “Share Cancellation”).

(ii) Effective on the Closing Date, Mr. Doug Cole resigned as officer of the Company. Mr. Cole resigned as a director of the Company on February 5, 2014. In addition, the following individuals were appointed as executive officers and directors of the Company:

Name	Title
Abraham Mittelman	Chief Executive Officer, Chief Financial Officer, Chairman
Morton Coleman	Vice President
Robert Pollock	President, Chief Operating Officer
Raj Kumar Tiwari	Chief Scientific Officer, Director
Debabrata Banerjee	Clinical Development Officer
Jan Geliebter	Secretary

(iii) On December 19, 2013, the Company changed its name from “Merica Corp.” to “AV Therapeutics, Inc.”

In connection with the Merger Agreement, the Company entered into and closed subscription agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 3,550,000 shares of common stock for an aggregate purchase price of $709,999 (the “Private Placement”).

AVT is a Delaware corporation formed on February 11, 2011.  Prior to the date of incorporation, the activities of AVT were carried out through Applied Vaccine Technology, LLC (“AVT, LLC”), a Delaware limited liability company formed in July 2007 and an entity with common ownership as AVT.  The operations and net assets of AVT, LLC were acquired by AVT on February 11, 2011 and AVT, LLC has since been an inactive entity.

Effective on the Closing Date, pursuant to the Merger Agreement, AVT became a wholly owned subsidiary of the Company. The acquisition of AVT is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of AVT became the business of the Company. At the time of the Reverse Acquisition, Merica was not engaged in any significant active business.

References to “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, AVT, unless the context otherwise requires, and prior to the effectiveness of the Reverse Acquisition, these terms refer to AVT. References to “Merica” refer to the Company and its business prior to the Reverse Acquisition.

Our Business

AVT  is  primarily  engaged  in  the  business  of  developing  cancer  therapeutics  and immunotherapeutic vaccines that can be used together with prevalent treatment modalities such as chemotherapy and radiation to treat active disease and to prevent metastases and recurrence. AVT has purchased the exclusive rights to a patented chemotherapeutic drug called “Capridine” that has been shown in preclinical models to have specific activity against prostate and colon cancer. This drug is expected to be the front line AVT product specifically in prostate cancer where limited chemotherapy is available at the present time. Our immuno-therapeutics is based on the ability of certain proprietary reagents to re-educate or reprogram a failed immune system that can target previously unidentified micro-metastases. We intend to clinically develop both of these approaches independently specifically for prostate cancer. This drug was developed and patented by certain scientists on behalf of New York Medical College, including Dr. Raj Tiwari, AVT’s Chief Scientific Officer, who is also a professor at New York Medical College. The drug patents were thus issued to New York Medical College. AVT subsequently purchased an exclusive license to the drug, including the exclusive right to commercialize the drug. Under our agreement with New York Medical College, we agreed to pay New York Medical College 3% of net sales (as defined in the agreement) from commercialization of the drug patents, and 30% of sublicense fees. In addition to Dr. Raj Tiwari, Dr. Abraham Mittelman, our Chief Executive Officer, Dr. Jan Geliebter, our Corporate Secretary, and Dr. Debabrata Banerjee, our Clinical Development Officer, are professors at New York Medical College.

Index

We have, in the past, provided funding to New York Medical College to conduct research, pursuant to our supported research and license agreement with New York Medical College (see “Our Technology” below). In the future, we intend to expand our research efforts by identifying other promising research and funding that research through academic institutions (such as New York Medical College). Under such an arrangement, any patents would be granted to the academic institution and AVT in turn would enter into a licensing agreement with the academic institution for rights to the patent.

Our proprietary technology is easily adaptable to infectious diseases, thus enhancing its market potential. We do not intend to market our own products although we may decide to do so in the future. Instead, we intend to enter into agreements with large pharmaceutical companies whereby we will receive an upfront cash sum plus an ongoing royalty stream when the drug(s) or vaccine(s) are approved by the Food and Drug Administration (“FDA”) for use in the market. We will search for a partner(s) in early Phase II/III clinical trials of any particular treatment modality drug and or vaccine.

We believe, although no assurance can be given, that with funding in the amount of approximately $10,000,000, the first therapeutic pharmaceutical, the prostate cancer specific drug and a prostate cancer vaccine can be evaluated through Phase I clinical trials in humans within the next 12 to 18 months. We do not have any definitive agreements for funding and as such there cannot be any assurance that we will be successful in achieving our goals.

Results of Operations

Year ended December 31, 2013, compared with the year ended December 31, 2012.

Revenue. There were no revenues recognized during the years ended December 31, 2013 and 2012.

Operating Expenses. Operating expenses for the year ended December 31, 2013, totaled $905,396 and consisted of research and development of $332,692 paid mainly to consultants for providing scientific research, consulting fees of $430,476 paid for professional services, including legal and accounting services, patent legal fees of $71,812 for ongoing patent maintenance, general and administrative costs of $49,809, consisting of rent and travel and other miscellaneous expenses, and depreciation and amortization of $20,607, consisting mainly of patent amortization.

For the year ended December 31, 2012, operating expenses totaled $284,343 and consisted of research and development of $73,335 paid mainly to consultants for providing scientific research, consulting fees of $99,960 paid for professional services including legal and accounting, patent legal fees of $61,467 for ongoing patent maintenance,, general and administrative costs of $28,976 consisting mainly of rent, travel and other miscellaneous expenses  and depreciation and amortization of $20,605, consisting mainly of patent amortization.

The increase in expenditures for the year ended December 31, 2013 over the same period ended December 31, 2012 is mainly due to accrued salary and bonuses for research consultants as well as accounting and legal fees and an increase in consulting and professional fees relating to the reverse merger of the Company.

Net Loss. The net loss for the year ended December 31, 2013, was $905,920, including $524 in interest expense in association with the Prostagenics agreement. The net loss for the year ended December 31, 2012 was $286,271.

Liquidity and Capital Resources

Cash and Working Capital

We have incurred net losses of $905,920 and $286,271 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 the Company had cash and a stockholders’ equity of $576,251 and $34,172, respectively. At December 31, 2013, the Company had a working capital deficiency of $114,504. During the year ended December 31, 2013, the Company raised net proceeds of approximately $935,000 through the issuance of common stock.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms. During the year ended December 31, 2013, net cash used in operating activities amounted to $456,184 and comprised of our net loss of $905,920, adjustments to reconcile net loss to net cash used in operating activities of $306,647, of which $286,040 related to non-cash stock-based compensation, and changes in operating assets and liabilities of 143,089. During the year ended December 31, 2012, we used net cash in operating activities of $222,501, comprised of net loss of $286,271 adjustments to reconcile net loss to net cash used in operating activities of $20,605 and changes in operating assets and liabilities of $43,165.

Index

Cash Provided by Financing Activities

During the year ended December 31, 2013, the Company received net proceeds of $934,999 from common stock issuances. During the year ended December 31, 2012, net proceeds of $250,000 from common stock issuances.

Sources of Liquidity

The Company is a development stage entity and incurred net losses of $905,920 during the year ended December 31, 2013. As of December 31, 2013 the Company had a working capital deficiency and stockholders’ equity of $114,504 and $34,172. In order to execute our long-term strategic plan to develop and commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. These conditions raise substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2013, the Company issued 1,166,666 and 249,998 shares of common stock at $0.15 and $0.20 per share, respectively, in a private placement and received net proceeds of $225,000. During the year ended December 31, 2013, the Company also received $709,999 in a private placement in exchange for the issuance of 3,550,000 shares of common stock at $0.20 per share.

The Company can give no assurance that the cash raised subsequent to December 31, 2013 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to curtail certain of its operational activities. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 3 to our consolidated financial statements for a more complete description of our significant accounting policies.

We intend to utilize the extended transition period provided in Securities Act Section 7(a)(2)(B) as allowed by Section 107(b)(1) of the JOBS Act for the adoption of new or revised accounting standards as applicable to emerging growth companies. As part of the election, we will not be required to comply with any new or revised financial accounting standard until such time that a company that does not qualify as an “issuer” (as defined under Section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such new or revised accounting standards.

Index

As an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to utilize this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

Basis of Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations since inception. The Company’s operations are dependent upon it raising additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Principles of Consolidation. The consolidated financial statements include the accounts of AV Therapeutics, Inc. and its wholly-owned subsidiary, Advanced Vaccine Therapeutics, Inc. Intercompany balances and transactions have been eliminated upon consolidation.

Research and Development. Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at the discovery of new knowledge, which will be useful in developing new products or processes. The Company expenses all research and development costs as incurred.

Development Stage Company- We have not earned any revenue from our planned principal operations and our primary activities since inception have been the research and development of its therapeutics, negotiating strategic alliances and other agreements, and raising capital. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as defined by Accounting Standards Codification (“ASC”) 915.

Intangible Assets - Intangible assets are comprised of patents and licenses with original estimated useful lives of 10-15 years.  Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis.

Impairment of Long-Lived Assets – We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. We have not identified any such impairment losses.

Income Taxes - Effective February 11, 2011, AVT began being taxed as a corporation.  Prior to February 11, 2011, AVT, LLC was a disregarded entity for income tax purposes with taxable income or loss passing through to its members.  AVT uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation - We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Index

ITEM 8. FINANCIAL STATEMENTS

AV Therapeutics, Inc. and Subsidiary
 (A Development Stage Company)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of AV Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of AV Therapeutics, Inc. and Subsidiary (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, and for the period from July 24, 2007 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Therapeutics, Inc. and Subsidiary (a development stage company) as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended and for the period from July 24, 2007 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 31, 2014

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31, 2013	December 31, 2012

Current assets:
Cash	$576,251	$97,436
Prepaid expenses	60,000	-
Total current assets	636,251	97,436
Property and equipment - Net	1,079	1,511
Intangible assets - Net	147,597	167,772
Total assets	$784,927	$266,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$65,432	$106,735
Accrued expenses	386,618	142,226
Notes payable	97,000	97,000
Notes payable - related parties	201,705	201,705
Total current liabilities	750,755	547,666

Commitments and Contingencies

Stockholders' equity (deficiency):
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 250,000,000 shares authorized; 72,000,000 and 66,289,644 shares issued and outstanding, respectively	7,200	6,629
Additional paid in capital	3,707,680	3,543,371
Shares Issuable	1,056,159	-
Deficit accumulated during development stage	(4,736,867)	(3,830,947)
Total stockholders' equity (deficiency)	34,172	(280,947)

Total liabilities and stockholders' equity (deficiency)	$784,927	$266,719

See Notes to Consolidated Financial Statements

Index

AV Therapeutics, Inc. and Subsidiary
 (A Development Stage Company)
Consolidated Statements of Operations

	For The Year Ended December 31, 2013	For The Year Ended December 31, 2012	For The Period From July 24, 2007 (Inception) To December 31, 2013

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	430,476	99,960	1,892,019
Research and development fees	332,692	73,335	2,258,109
Patent legal fees	71,812	61,467	386,557
General and administrative	49,809	28,976	113,346
Depreciation and amortization	20,607	20,605	83,482
Total operating expenses	905,396	284,343	4,733,513

Loss from operations	(905,396)	(284,343)	(4,733,513)

Other income (expense):
Interest (expense) income, net	(524)	18	3,204
Other expense	-	(1,946)	(6,558)
Total other expense	(524)	(1,928)	(3,354)

Net loss	$(905,920)	$(286,271)	$(4,736,867)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	67,504,224	65,242,612

See Notes to Consolidated Financial Statements

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

					Deficit
					Accumulated
	Common Stock		Additional	Shares	During
	Shares	Amount	Paid in Capital	Issuable	Development Stage	Total

Balance, July 24, 2007 (Inception):	-	$-	$-	$-	$-	$-
Issuance of common stock to founders	48,689,629	4,869	(4,869)			-
Capital contributions - founders			335,000			335,000
Net loss	-	-	-	-	(211,376)	(211,376)
Balance at December 31, 2007	48,689,629	4,869	330,131	-	(211,376)	123,624
Capital contributions - founders			595,000			595,000
Net loss	-	-	-	-	(562,733)	(562,733)
Balance at December 31, 2008	48,689,629	4,869	925,131	-	(774,109)	155,891
Net loss	-	-	-	-	(121,013)	(121,013)
Balance at December 31, 2009	48,689,629	4,869	925,131	-	(895,122)	34,878
Subscription for common stock through out 2010 at $0.15 per share			-	215,000		215,000
Net loss	-	-	-	-	(479,710)	(479,710)
Balance at December 31, 2010	48,689,629	4,869	925,131	215,000	(1,374,832)	(229,832)
Common stock issued in settlement of shares issuable 2/11/2011 at $0.15 per share	1,433,339	143	214,857	(215,000)	-	-
Issuance of common stock for services at $0.15 per share 2/11/2011	12,303,336	1,230	1,844,270		-	1,845,500
Issuance of common stock for cash at $0.15 per share net of issuance costs February 2011	196,667	20	29,480			29,500
Issuance of common stock for cash at $0.15 per share net of issuance costs March 2011	666,667	67	89,933			90,000
Issuance of common stock for cash at $0.15 per share net of issuance costs June 2011	666,667	67	89,933			90,000
Issuance of common stock for cash at $0.15 per share net of issuance costs August 2011	666,672	67	99,933			100,000
Net loss	-	-	-	-	(2,169,844)	(2,169,844)
Balance at December 31, 2011	64,622,977	6,463	3,293,537	-	(3,544,676)	(244,676)
Issuance of common stock for cash at $0.15 per share net of issuance costs June 2012	166,667	17	24,983		-	25,000
Issuance of common stock for cash at $0.15 per share net of issuance costs July 2012	666,667	66	99,934			100,000
Issuance of common stock for cash at $0.15 per share net of issuance costs October 2012	833,333	83	124,917			125,000
Net loss	-	-	-	-	(286,271)	(286,271)
Balance at December 31, 2012	66,289,644	$6,629	$3,543,371	$-	$(3,830,947)	$(280,947)
Issuance of common stock for cash at $0.15 per share net of issuance costs January 2013	166,667	17	24,983		-	25,000
Issuance of common stock for cash at $0.15 per share net of issuance costs February 2013	333,333	33	49,967		-	50,000
Issuance of common stock for cash at $0.15 per share net of issuance costs April 2013	666,666	67	99,933			100,000
Issuance of common stock for cash at $0.20 per share net of issuance costs August 2013	249,998	25	49,975			50,000
Shares issued in connection with reverse recapitalization	4,293,692	429	(7,749)			(7,320)
Conversion of assumed notes payable for common stock to be issued at $0.20 per share December 2013				7,320		7,320
Proceeds received in connection with private placement for common stock to be issued	-	-	-	709,999		709,999
Costs associated with private placement to be paid in common stock at $0.20 per share December 2013			(52,800)	52,800		-
Shares Issuable for services at $0.20 per share December 2013				286,040		286,040
Net loss					(905,920)	(905,920)
Balance at December 31, 2013	72,000,000	$7,200	$3,707,680	$1,056,159	$(4,736,867)	$34,172

See Notes to Consolidated Financial Statements

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period From
			July 24, 2007
	For The Year Ended	For The Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flows from operating activities:

Net loss	$(905,920)	$(286,271)	$(4,736,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	20,175	20,174	82,403
Non-cash research and development expense (See note 4)	-	-	284,500
Depreciation	432	431	1,079
Stock-based compensation	286,040	-	2,131,540
Changes in operating assets and liabilities:
Prepaid expenses	(60,000)	-	(60,000)
Accounts payable and accrued expenses	203,089	43,165	452,050
Net cash used in operating activities	(456,184)	(222,501)	(1,845,295)

Cash flows from investing activities:
Acquistion of property and equipment	-	-	(2,158)
Acquisition of intangible assets	-	-	(230,000)
Net cash used in investing activities	-	-	(232,158)

Cash flows from financing activities:
Proceeds received from issuance of common stock, net of issuance costs	225,000	250,000	999,500
Proceeds received from common stock to be issued	709,999	-	709,999
Proceeds from founders' contributions	-	-	930,000
Proceeds received from note payable - related parties	-	-	14,205
Net cash provided by financing activities	934,999	250,000	2,653,704

Net increase in cash	478,815	27,499	576,251
Cash at beginning of period	97,436	69,937	-

Cash at end of period	$576,251	$97,436	$576,251

Supplemental disclosures:
Cash paid for interest	$524	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to founders in connection with incorporation	$-	$-	$4,869

Common stock issued in connection with reverse recapitalization	$429	$-	$429
Notes payable assumed and then converted for common stock to be issued	$7,320	$-	$7,320
Costs associated with private placement to be paid in common stock	$52,800	$-	$52,800

See Notes to Consolidated Financial Statements

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1.   ORGANIZATION AND NATURE OF OPERATIONS

Organization – AV Therapeutics, Inc. (the “Company”) is a Delaware corporation formed on November 14, 2011 under the name “Aquino Milling Inc.” Under its initial business plan, the Company intended to purchase rice milling equipment and commence rice milling operations. On June 10, 2013, the Company changed its name to “Code 2 Action, Inc.” On July 30, 2013, the Company changed its name to “Merica Corp.” The Company was unable to implement its business plan and prior to the Reverse Acquisition (discussed below); Merica Corp. did not have any active business.

On December 13, 2013 (the “Closing Date”), the Company along with AVT Acquisitions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) with Advanced Vaccine Therapeutics, Inc., a Delaware corporation (formerly known as AV Therapeutics, Inc.) (“AVT”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into AVT, such that AVT became a wholly-owned subsidiary of the Company, and (ii) the Company issued 58,000,000 shares (the “Acquisition Shares”), of the Company’s common stock to the shareholders of AVT, representing approximately 77% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the  initial closing under the Private Placement, each as defined below), in exchange for the cancellation of all of the issued and outstanding shares of common stock of AVT.

In connection with the Merger Agreement, in addition to the foregoing:

(i)           Effective on the Closing Date, 70,000,000 shares of common stock were returned to the Company for cancellation (the “Share Cancellation”).

(ii)           AVT assumed notes payable with an aggregate value of $7,320. Shortly after the Merger in 2013, the holders of the notes agreed to convert the notes payable into shares of the Company’s common stock at $0.20 per share. The Company has included the $7,320 in shares issuable on the consolidated balance sheet at December 31, 2013 as the 36,596 shares of common stock were not issued until January 8, 2014 due to administrative delays.

(iii)          Effective on the Closing Date, Mr. Doug Cole resigned as officer of the Company. Mr. Cole resigned as a director of the Company on February 5, 2014. In addition, the following individuals were appointed as executive officers and directors of the Company:

Name	Title
Abraham Mittelman	Chief Executive Officer, Chief Financial Officer, Chairman
Morton Coleman	Vice President
Robert Pollock	President, Chief Operating Officer
Raj Kumar Tiwari	Chief Scientific Officer, Director
Debabrata Banerjee	Clinical Development Officer
Jan Geliebter	Secretary

(iv) On December 19, 2013, the Company changed its name from “Merica Corp.” to “AV Therapeutics, Inc.”

The Company completed its private placement memorandum (“PPM”) on September 30, 2013 authorizing the Company to sell up to 12,500,000 shares of its common stock at a price of $0.20 to accredited investors.

In connection with the Merger Agreement, as of the Closing Date the Company entered into and closed subscription agreements with accredited investors (the “Investors”), pursuant to which the Company received an aggregate $709,999 and agreed to issue the Investors 3,550,000 shares of common stock (“Private Placement”).  The Company’s original private placement memorandum dated September 30, 2013 permitted the Company to sell up to 12,500,000 shares of common stock at $0.20 per share. The Company included the receipt of the proceeds in shares issuable on the consolidated balance sheet at December 31, 2013 as the shares were not issued until January 8, 2014 due to administrative delays. As disclosed in Note 9, in connection with the Private Placement, the Company incurred costs of $52,800, which were paid in common shares on January 8, 2014.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

AVT is a Delaware corporation that was formed on February 11, 2011.  Prior to the date of incorporation, the activities of AVT were carried out through Applied Vaccine Technology, LLC (“AVT, LLC”), a Delaware limited liability company formed in July 2007 and an entity with common ownership as AVT.  The operations and net assets of AVT, LLC were acquired by AVT on February 11, 2011 and AVT, LLC has since been an inactive entity.

Effective on the Closing Date, pursuant to the Merger Agreement, AVT became a wholly owned subsidiary of the Company. The acquisition of AVT has been treated as a reverse acquisition in accordance with ASC 805-40 (the “Reverse Acquisition”), and the business of AVT became the business of the Company. At the time of the Reverse Acquisition, Merica was not engaged in any significant active business.

Nature of Business - The Company is a development stage biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from cancer.  The Company’s activities are supported by its patents, patent applications, provisional patent applications, and other proprietary intellectual property surrounding capridine and immunogens for treatment of infectious diseases and in specific, prostate cancer, amongst others.  To date, the Company has not developed any commercial products.

NOTE 2.   LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2013, the Company had a working capital deficiency and stockholders’ equity of $114,504 and $34,172, respectively.  Through December 31, 2013, the Company has not generated any revenues and has incurred net losses of $4,736,867 during the period from July 24, 2007 (Inception) through December 31, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's main source of operating funds since inception has been its contributions from its founders and debt and equity financings.  The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and there is no assurance that it will be successful in raising any additional funds or that any future funds raised will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of AV Therapeutics, Inc. and its wholly-owned subsidiary, Advanced Vaccine Therapeutics, Inc. Intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation - The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company- The Company has not earned any revenue from its planned principal operations and its primary activities since inception have been the research and development of its therapeutics, negotiating strategic alliances and other agreements, and raising capital. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as defined by ASC 915.

Use of Estimates—The Company prepares the financial statements in accordance with U.S. GAAP which, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

Cash - Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less when purchased.  At December 31, 2013 and 2012, the Company had no cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash balances in high quality financial institutions located in the United States which mitigate such risk associated with them. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Research and Development - Research and development expenses consist primarily of costs associated with the preclinical and/ or clinical trials of drug candidates, compensation and other expenses for research and development, including personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation which is recorded using the straight line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 5 to 7 years. Maintenance and repairs are charged to operations as incurred.

Intangible Assets - Intangible assets are comprised of patents and licenses with original estimated useful lives of 10-15 years.  Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis. As of December 31, 2013 the Company owns one patent that was internally developed and licenses two patents (See Note 4) and also has exclusive rights to two immunological patents related to vaccine development and delivery mechanism. Costs incurred by the Company in connection with developing patents internally are expensed as incurred.

Impairment of Long-Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

Revenue Recognition - Revenue from license fees and grants is recognized when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.  In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. For the years ended December 31, 2013 and 2012 and for the period from July 24, 2007 (inception) to December 31, 2013, the Company did not recognize any revenue.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Loss per Share - Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. As of December 31, 2013, and 2012, the Company did not have any common stock equivalents outstanding.

Fair Value of Financial Instruments - The financial instruments consist of cash, accounts payables, accrued expenses, and short-term credit obligations.  The carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities. The carrying amounts of short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

Pursuant to the requirements of ASC 820, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

Level 1: Financial instruments with unadjusted quoted prices listed on active market exchanges.

Level 2: Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over the counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

Stock-Based Compensation - The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The Company has no material uncertain tax positions for any of the reporting periods presented. Generally, the tax authorities may examine the partnership/corporate tax returns for three years from the date of filing. The Company has identified its federal return and its state tax return in New York as “major” tax jurisdictions, as defined.

Recent accounting pronouncements - The FASB has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and consolidated results of operations.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

Subsequent Events- The Company evaluates events that have occurred after the consolidated balance sheet date to the date the financial statements are issued. See Note 11.

NOTE 4.   INTANGIBLE ASSETS

On February 5, 2010, the Company entered into an assignment and assumption agreement (the “Prostagenics Agreement”) with Prostagenics, LLC (“Prostagenics”), an entity for which two of the Company’s stockholders own a non-controlling interest (See Note 9).  Pursuant to the Prostagenics Agreement, the Company was assigned, among other things, the exclusive license covering certain patent rights, technology, know-how and preclinical research data relating to the treatment of certain cancers.  Pursuant to the Prostagenics Agreement, as consideration for the intangible assets acquired, the Company agreed to the following:

a)	To pay Prostagenics a fixed cash licensing fee of $200,000 in four (4) installments through April 1, 2011, all of which has been paid;

b)	To reimburse $284,500 of research and development expenses incurred by Prostagenics (See Note 7),

c)	To pay Prostagenics a fixed cash licensing payment of $25,000 within fifteen (15) days upon completing a phase I clinical trial as defined by the Food and Drug Administration (“FDA”), and

d)
To issue Prostagenics a convertible note payable with a face value of $1,500,000 within fifteen (15) days upon completing a phase II clinical trial as defined by the FDA.  The note matures thirty-six months from the date of the

Prostagenics completes phase II clinical trial, and contains a rate of interest of 5% per annum.  The note is convertible into shares of the Company’s common stock at a 20% discount of the average closing price of the Company’s common stock for the ten (10) business days prior to the conversion, subject to a minimum floor price of $0.50 per share.  If the Company’s shares are publicly traded, Prostagenics will have registration rights with respect to the conversion of the shares subject to a one-year lock-up period and agreed not to liquidate more than 25% of its share per quarter upon expiration of the one-year lock-up period.

The Company has not made an accounting entry related to the two contingent payments (“c” and “d” above) as it is not currently estimable when the specified performance criteria will be met.  If and when the performance criteria disclosed above are met, the Company will add the value of the consideration paid to Prostagenics to the value of the intangible assets.On June 24, 2008, the Company entered into a Supported Research and License Agreement with New York Medical College (“NYMC”), a related party (the “NYMC Agreement”).  Pursuant to the NYMC Agreement, the Company was assigned, among other things, the exclusive royalty-bearing license covering certain patent rights, technology, and know-how relating to the treatment of certain cancers.  Pursuant to the NYMC Agreement, the Company made a payment to NYMC consisting of a cash licensing fee of $30,000.  The Company will also be required to pay NYMC certain royalties as follows:

•
For any sales of “diagnostic products” the Company will be required to pay NYMC royalties of 3% of net sales revenue (as defined) for sales between $0 - $20,000,000, 2% for sales between $20,000,001 - $50,000,000, and 1% of sales in excess of $50,000,000.

•
For any sales of “therapeutic products” the Company will be required to pay NYMC royalties of 1% of net sales revenue (as defined) for sales between $0 - $2,000,000, 2% for sales between $2,000,001 - $5,000,000, and 3% of sales in excess of $5,000,000.

•	For any sublicense fees, royalties from sublicenses, maintenance fees or similar charges received from sublicenses, the Company will be required to be pay NYMC 17.5% of such fees earned.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

In July of 2007, the founders of the Company contributed a patent to the Company at no cost as the patent was previously internally developed.

As of December 31, 2013 and 2012, intangible assets consisted of the following:

	December 31, 2013	December 31, 2012
Patents	$230,000	$230,000
Accumulated amortization	(82,403)	(62,228)
Intangible Assets, net	$147,597	$167,772

Estimated future amortization is as follows at December 31, 2013:

For the year ended December 31, 2014	$20,174
For the year ended December 31, 2015	20,174
For the year ended December 31, 2016	20,174
For the year ended December 31, 2017	20,174
For the year ended December 31, 2018	20,174
Thereafter	46,727
$147,597
\
Amortization expense amounted to $20,175 for the year ended December 31, 2013 and $20,174 for the year ended December 31, 2012. Amortization expense for the period from July 24, 2007 (inception) to December 31, 2013 was $82,403.

NOTE 5.   PROPERTY AND EQUIPMENT

The Company’s property and equipment include the following:

	December 31, 2013	December 31, 2012

Fixed Assets	$2,158	$2,158
Accumulated Depreciation	(1,079)	(647)
Fixed Assets, net	$1,079	$1,511

Depreciation expense amounted to $432 and $431 for the years ended December 31, 2013 and 2012, respectively. Depreciation expense for the period from July 24, 2007 (inception) to December 31, 2013 was $1,079.

NOTE 6.   STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company has 50,000,000 authorized shares of blank check preferred stock with a par value of $0.0001. As of December 31, 2013, none have been issued and outstanding.

At various dates between July 24, 2007 (inception) and February 11, 2011, the date that AVT was incorporated, AVT, LLC received $930,000 as capital contributions from its founders.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

At various dates in 2010, AVT, LLC entered into subscription agreements with various accredited investors whereby it received $215,000 and agreed to issue the investors 1,433,339 ($0.15 per share) once AVT was incorporated. The shares were issued on February 11, 2011.

On February 11, 2011 AVT issued 12,303,336 shares of common stock to various consultants for past professional services and research and development services rendered to the Company.  The grant date fair value of the shares issued was $1,845,500, or $0.15 per share, of which $1,170,250 was included in consulting fees and $ 675,250 was included in research and development expenses on the statements of operations for the period from July 24, 2007 (inception) to December 31, 2013.  Of the total number of common shares issued, 4,000,000 shares were issued to Mr. Robert Pollack, the Company’s current President, and 6,470,000 were issue to Mr. Morton Coleman, the Company’s current Vice President.  As of December 31, 2013 and 2012, there is no unamortized expense relating to these issuances.

At various dates in 2011, AVT sold 2,196,673 shares of common stock at $0.15 per share for aggregate proceeds of $329,500. AVT incurred issuance costs of $20,000 associated with such offerings, resulting in net proceeds of $309,500.  Of the total shares issued in 2011, 30,000 were issued to Mr. Morton Coleman, the Company’s current Vice President for $0.15 cents per share, or gross proceeds of 4,500.

At various dates in 2012, AVT sold 1,666,667 shares of common stock at $0.15 per share for aggregate proceeds of $250,000.

At various dates in 2013 through April 30, AVT sold 1,166,666 shares of common stock at $0.15 per share for aggregate proceeds of $175,000.

In August 2013, AVT sold 249,998 shares of common stock at $0.20 per share for aggregate proceeds of $50,000.

NOTE 7.   NOTES PAYABLE

The founders of AVT advanced $3,205 on July, 24, 2007 (inception) which remained outstanding as of December 31, 2013 and 2012 and is included in notes payable – related parties on the consolidated balance sheets. The advance is non-interest bearing and the Company has agreed to repay the advance with common stock at $0.20 per share at a future date to be determined.

Through February 5, 2010, Prostagenics received various services from three consultants (two of whom are stockholders of the Company) in connection with the continued research and development of cancer treatments supported by the patents identified in the Prostagenics Agreement.  Through February 5, 2010, Prostagenics had unpaid consulting fees accrued to these consultants in the amount of $284,500.  As disclosed in Note 4, in connection with the Prostagenics Agreement, AVT reimbursed Prostagenics $284,500 through the assumption of such liabilities.  The Company has included the $284,500 as research and development expense on the consolidated statements of operations for the period from July 24, 2007 (inception) to December 31, 2013.

Of the aggregate amount of liabilities assumed, $125,000 and $62,500 are payable to Dr. Raj Tiwari (“Tiwari”) and Dr. Debabrata Banerjee (“Banerjee”), respectively, both of whom are original founders and current stockholders of the Company.

The remaining $97,000 is payable to the estate of Daniel Miller, an unrelated party.  The Company has not reached a repayment agreement with the estate of Daniel Miller. All of the notes are due on demand and are non-interest bearing in nature.  The Company has verbally agreed with both Tiwari and Banerjee to repay the outstanding notes payable immediately once the Company completes a financing of $2.5 million dollars.

The Company’s founder and current Chief Executive Officer, Dr. Abraham Mittelman, advanced the Company $11,000 in February 2011. The advance is non-interest bearing and the Company has agreed to repay the advance with common stock at $0.20 per share at a future date to be determined.  As of December 31, 2013 and 2012, the advance is included in notes payable – related parties on the consolidated balance sheets.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8.   INCOME TAXES

Through December 31, 2013 and 2012, the Company generated U.S. federal and state net operating loss carryovers for tax purposes of approximately $1,162,262 and $441,016, respectively. The net operating loss carryover may be used to reduce taxable income through the year 2033. Section 382 of the Internal Revenue Code imposes certain limitations on the utilization of net operating loss carryovers and other tax attributes after a change in control. If the Company has a change in ownership, such change could significantly limit the possible utilization of such carryovers.

The income tax provision (benefit) consists of the following:

	December 31, 2013	December 31, 2012
Current tax expense:
Federal	$-	$-
State	-	-
Total current tax expense	-	-
Deferred tax expense:
Federal	(259,878)	(97,333)
State	(77,428)	(28,999)
Total deferred tax expense	(337,306)	(126,332)
Total income tax expense	(337,306)	(126,332)
Valuation allowance	337,306	126,332
Provision for income tax	$-	$-

A reconciliation of the federal statutory rate and the Company’s effective tax rate are as follows:

	December 31, 2013	December 31, 2012
Federal statutory rate	(34.00)%	(34.00)%
State and local taxes, net of federal effect	(10.13)	(10.13)
Total federal, state and local tax rate, net	(44.13)	(44.13)
Valuation allowance	44.13	44.13
Effective income tax rate	0.00%	0.00%

The Company assesses the likelihood that deferred tax assets will be realized. The Company contributed amortizable intangible assets with a tax basis in excess of book basis at inception. The tax basis exceeds the book basis by approximately $126,000. The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and as a result, a full valuation allowance has been established. The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31, 2013	December 31, 2012

Net operating loss carry forwards	$512,465	$273,239
Depreciation and amortization	55,491	43,022
Accrued Wages	85,612	-
Deferred tax asset	653,568	316,261
Valuation allowance	(653,568)	(316,261)
Net deferred taxes	$-	$-

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 9.   RELATED PARTY TRANSACTIONS

Tiwari and Banerjee own a non-controlling interest in Prostagenics, LLC, described above in Note 4.

Lease Commitments

The Company rents office space from SB Lauren PC, an entity owned by the wife of the Company’s President, on a month to month basis for $1,200 per month. The arrangement commenced in 2012.  Rent expense for each of the years ended December 31, 2013 and 2012 was $14,400 in connection with this arrangement, of which $5,000 is included in accounts payable and accrued expenses as of December 31, 2013.

Director Compensation

In December 2013, the Company reached an agreement with a member of its Board of Directors, Mr. Douglas Cole, whereby the Company agreed to issue 200,000 shares of common stock to Mr. Cole for his past services as a Director at similar terms to the shares issued in the Private Placement.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  During the year ended December 31, 2013, the Company recorded $40,000 in connection with this issuance which is included in consulting fees in the statement of operations with a corresponding accrual to shares issuable. Due to administrative delays, the shares were issued on January 8, 2014.  On February 5, 2014, Mr. Cole resigned as a director of AV Therapeutics, Inc.

Sichenzia Ross Friedman Ference LLP

On August 27, 2013 the Company engaged Sichenzia Ross Friedman Ference LLP (“SRFF”) as its legal representative for a going public transaction. The Company agreed to pay SRFF $50,000 and 325,000 shares of common stock for providing this service. Once the Company was able to complete such transaction, which it did in December 2013, the Company agreed to pay $4,500 per month for general legal matters, for which the Company will have the option to pay such fees in registered common stock valued at $6,000. The Company has determined that the fair market value of the stock was more readily available than the fair market value of the services rendered. The Company paid SRFF the $50,000 in cash during the year ended December 31, 2013 and has included the value of the common stock to be issued of $65,000 in  shares issuable on the consolidated balance sheet as of December 31, 2013 with a corresponding charge to consulting fees on the statement of operations. The shares were issued on January 8, 2014.

Also, Paradox Capital Partners, LLC, an entity beneficially owned by Mr. Harvey J. Kesner, a partner at SRFF, invested $50,000 in the Private Placement and received 250,000 shares of common stock.

Objective Equity, LLC

On December 13, 2012, the Company entered into an agreement with Objective Equity, LLC (“Objective Equity”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising up to a maximum of $25 million.  In consideration for such services, the Company will pay Objective Equity (a) a cash placement fee of 8% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise and, (b) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The agreement terminates on December 13, 2014. Mr. Douglas Cole, a former Director of the Company is a partner in Objective Equity.  On January 8, 2014, the Company amended the terms of its agreement with Objective Equity whereby both parties agreed that the Company would issue Objective Equity shares of common stock with a grant date fair value equal to 8% of the total proceeds received by the Company.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  Of the total proceeds received to date in the Private Placement, Objective Equity assisted the Company in the raising of the initial $660,000 and as a result, the Company included $52,800 in shares issuable at December 31, 2013.  On January 8, 2014, the Company issued 264,000 shares of common stock.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time, there are no ongoing matters that will have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows, except as disclosed below.

On May 29, 2013, Highland Global Creek Partners, Inc. (the “Plaintiffs”) brought an action against the Company in the Supreme Court of New York, County of New York, alleging a breach of a consulting contract. The Plaintiffs are seeking a judgment directing the Company to issue and deliver 80,000,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock.  In addition, the Plaintiffs are also seeking an order enjoining the Company from taking any action requiring shareholder approval without notice to Plaintiffs and/or the Plaintiffs participation, as well as an order declaring that any action requiring stockholder approval taken by the Company without notice to and/or the participation of the Plaintiffs is null and void.  The Company has filed counterclaims against the Plaintiffs and has not made any formal settlement demand.  To date, the litigation has not progressed beyond the pleading stage and no discovery has taken place.  The Company has not recorded a provision for a potential loss as it is unable to state that an outcome in this matter is unfavorable or estimate the amount or range of a potential loss.

Payroll Taxes

During the years 2007 through 2013, the Company considered certain executives to be consultants of the Company rather than employees.  If the executives were treated as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities. This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.  The Company has recorded charges of approximately $40,392 and $8,600 for the years ended December 31, 2013 and 2012 and approximately $182,618 for the period from July 24, 2007 (inception) to December 31, 2013 in consulting and research and development fees on the statements of operations for additional compensation (including penalties and interest) on behalf of the executives should the Company be challenged by the taxing authorities and it is determined their position is without merit. As of December 31, 2013, $ 182,618 is included in accrued expenses on the consolidated balance sheet.

Employee Agreements

On October 14, 2013 the Company entered into a consulting agreement with Dr. Abraham Mittelman to be the Company’s Chief Executive Officer for a term of 4 years.  The agreement was effective on July 1, 2013. The Company shall pay Dr. Mittelman $72,000 per annum in common stock in equal increments not less frequently than monthly with a five (5) percent annual increase plus normal out of pocket expenses. In connection with this agreement, the Company incurred research consulting expense of $36,000 for the year ended December 31, 2013, for which the entire amount remains in accrued expenses at year end.

On October 14, 2013 the Company entered into a consulting agreement with Tiwari, to be the Company’s Chief Scientific Officer for a term of 4 years.  The agreement was effective on July 1, 2013. The Company shall pay Tiwari $72,000 per annum in equal increments not less frequently than monthly with a five (5) percent annual increase plus normal out of pocket expenses. In addition, in connection with the execution of the agreement, Tiwari shall be paid a signing bonus of $20,000 to be paid over two years in equal increments not less frequently than monthly.  The Company incurred expenses associated with Dr. Tiwari’s consulting services of $96,000 for the year ended December 31, 2013, of which $56,000 related to the above agreement and the remaining $40,000 related to payment for services provided before the agreement was entered into.  Of the total amount incurred by the Company, $20,000 remains in accrued expenses at December 31, 2013.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

On October 14, 2013 the Company entered into a consulting agreement with Dr. Jan Geliebter to be the Company’s Secretary for a term of 4 years.  The agreement was effective on July 1, 2013. The Company shall pay Ms. Geliebter $48,000 per annum in equal increments not less frequently than monthly with a five (5) percent annual increase plus normal out of pocket expenses. In addition, in connection with the execution of the agreement, Dr. Geliebter shall be paid a signing bonus of $35,000 to be paid over two years in equal increments not less frequently than monthly. The Company incurred consulting expenses associated with Dr. Geliebter’s services of $59,000 in connection with the above agreement for the year ended December 31, 2013, which remains in accrued expenses at December 31, 2013.

On October 14, 2013 the Company entered into a consulting agreement with Dr. Robert Suriano to be the Company’s Lab Manager for a term of 2 years.  The agreement was effective on July 1, 2013. The Company shall pay Mr. Suriano $24,000 per annum in equal increments not less frequently than monthly with a five (5) percent annual increase plus normal out of pocket expenses. In addition, in connection with the execution of the agreement, Dr. Suriano shall be paid a signing bonus of $10,000 to be paid over two years in equal increments not less frequently than monthly. Payments pursuant to consulting agreement shall accrue as of the date of the consulting agreement and commence once the Company has raised $2.5 million through a financing. The Company incurred expenses associated with Dr. Suriano’s consulting services of $27,000 for the year ended December 31, 2013, of which $22,000 related to the above agreement and the remaining $5,000 related to payment for services provided before the agreement was entered into.  Of the amount incurred by the Company, $20,000 remains in accrued expenses at December 31, 2013.

On October 14, 2013 the Company entered into a consulting agreement with Banerjee to be a research consultant for the Company for a term of 4 years.  The agreement was effective on July 1, 2013. The Company shall pay Banerjee $48,000 per annum in equal increments not less frequently than monthly with a five (5) percent annual increase plus normal out of pocket expenses. In addition, in connection with the execution of the agreement, Banerjee shall be paid a signing bonus of $35,000 to be paid over two years in equal increments not less frequently than monthly.  Payments pursuant to consulting agreement shall accrue as of the date of the consulting agreement and commence once the Company has raised $2.5 million through a financing. The Company incurred consulting expenses associated with Dr. Banerjee’s services of $59,000 for the year ended December 31, 2013 in connection with the above agreement, which remains in accrued expenses at December 31, 2013.

TotalCFO, LLC

On September 17, 2013, the Company engaged TotalCFO, LLC to provide consulting services related to its financial reporting for a period of one year unless sooner terminated by either party upon (90) days written notice. The Company shall pay TotalCFO, LLC (a) $2,500 per month in cash, (b) a monthly amount of registered common shares having a grant date fair value $2,500 (to be calculated at a 25% discount to market) and (c) all pre-approved expenses.  The Company incurred professional fees expense to TotalCFO, LLC of $20,000 for the year ended December 31, 2013, of which $10,000 was paid and $10,000 remains in accrued expenses at December 31, 2013. The amount in accrued expenses was originally to be paid in shares of registered common stock, however since the Company has not filed a registration statement they did not have registered shares to issue. Total CFO, LLC agreed to settle and accept shares of unregistered common stock at an amount calculated using the same per share price as the Private Placement of $0.20, or 50,000 shares.  The shares have yet to be issued do to administrative delays.

On January 8, 2014, the Company agreed to issue Total CFO, LLC 100,000 shares of common stock at similar terms to the shares issued in the Private Placement as a one-time bonus for consideration of their services in connection with the Company’s going-public transaction.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the year ended December 31, 2013, the Company recorded $20,000 of consulting expense related to this arrangement. The shares were issued on January 8, 2014.

Index

AV Therapeutics, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements

RedChip Companies, Inc.

On December 14, 2012 the Company entered into an agreement with RedChip Companies, Inc. (“RedChip”) to assist the Company with various legal, professional, investor relations and other services in connection with a going-public transaction involving the Company.  In December of 2013, the Company and RedChip agreed to amend the terms of the agreement whereby the Company would issue RedChip 805,200 shares of common stock in full satisfaction for amounts owed in connection with services performed by RedChip at $0.20 per share.   The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered and as a result, the Company included $161,040 in consulting fees on the consolidated statements of operations for the year ended December 31, 2013 and a corresponding accrual to shares issuable.  The shares were issued on January 8, 2014.

In addition, in December 2013, the Company entered into an investor relations agreement with RedChip for a term of three months commencing January 1, 2014.  In connection with the investor relations agreement the Company agreed to (a) pay RedChip a $60,000 cash payment, which was made on December 13, 2013, and (b) issue RedChip 200,000 shares of common stock, which were issue on January 8, 2014.  The Company has included the $60,000 in prepaid expenses on its consolidated balance sheet as of December 31, 2013.

NOTE 11.  SUBSEQUENT EVENTS

On January 8, 2014, the Company issued (a) 3,550,000 shares of common stock in connection with the cash proceeds received in the Private Placement received in December 2013, (b) 36,596 shares of common stock in exchange for the cancellation of $7,520 in notes payable, (c) 264,000 shares of common stock for placement agent services and (d) 1,630,200 shares of common stock for other services. In connection with the foregoing the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

On March 10, 2014, the Company entered into an agreement with John Carris Investments, LLC (“John Carris”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising up to a maximum of $3.5 million.  In consideration for such services, the Company will pay John Carris (a) a cash placement fee of 10% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise, (b) a non-accountable expense allowance in the amount of 2% of the aggregate consideration received by the Company, and (c) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The agreement terminates on June 10, 2014.

On January 31, 2014, the Company amended its original private placement memorandum dated September 30, 2013 to (a) increase the amount the Company is offering to $3,500,000 from $2,500,000 and (b) to add a warrant to the offering to purchase one share of Common Stock at an exercise price of $0.40 and exercisable for a period of sixty (60) months after initial exercise date.  To date, no additional proceeds other than as disclosed in Note 1, have been raised under the Private Placement.

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on this evaluation, our management concluded that, due to the material weakness in our internal controls discussed below,  our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2013, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Index

 PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors. Except as set forth below, our officers devote approximately 40-50 hours per week to AVT.

Name	Age	Position
Abraham Mittelman	66	Chief Executive Officer, Chief Financial Officer, Chairman
Morton Coleman	72	Vice President
Robert Pollock	77	President and Chief Operating Officer
Raj Kumar Tiwari	57	Chief Scientific Officer and Director
Jan Geliebter	58	Secretary
Debabrata Banerjee	57	Clinical Development Officer

Abraham Mittelman, MD, Chief Executive Officer, Principal Financial Officer and Chairman of the Board

Dr. Mittelman has served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman since December 13, 2013. Dr. Mittelman, 66, is a practicing Oncologist with an extensive background in theoretical, clinical and practical research experience and a keen ability to identify novel therapeutics as well as the ability to measure their clinical outcome. He is an Associate Professor of Microbiology and Immunology at New York Medical College, a position he has held since 2000. He is also Associate Professor of Medicine, Department of Medicine, New York Medical College (NYMC) (since 1983) and Attending Physician in the Department of Medicine, Division of Oncology, at Westchester Medical Center (since 1983). His academic training as Research Fellow was at Memorial Sloan-Kettering Cancer Center, New York City, in Oncology. He has previously held the position of Assistant Professor of Medicine at Cornell University. Dr. Mittelman has extensive experience in managing clinical trials in investigational pharmaceuticals and immunological agents.

Dr. Mittelman currently serves on the Editorial Board for the publication of Cancer Investigation and Clinics of Oncology and Hematology. He previously served on the Editorial Board of Acta Hematologica. He currently reviews papers for submission to Cancer, The Journal of mmunology, and American Cancer Society. In addition to being an active researcher, Dr. Mittelman is a prolific writer and has authored or co-authored more than 150 scientific papers and book chapters, and more than 200 abstracts. Many of these papers have been presented at international conferences on cancer research.

Dr.  Mittelman is the President of the New York State Society of Medical Oncology and Hematology, and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the American Society of Pharmacology, and the Society of Biologic Therapy.  He has received numerous awards for his clinical research.

Dr. Mittelman holds an MD degree from the University of Guadalajara. He previously studied in the Masters’ Program, majoring in Physics, at New York University. His undergraduate degree is from Pratt Institute. Dr. Mittelman’s medical and scientific knowledge and experience qualify him to serve on the Company’s board of directors.

Morton Coleman, MD, Vice President

Dr. Coleman has served as the Company’s Vice President since December 13, 2013. Dr. Coleman, 72, is Clinical Professor of Medicine at the Weill Medical College of Cornell University and the Director of the Center for Lymphoma and Myeloma at the New York Presbyterian Hospital-Weill Cornell Campus, a position he has held since 1997. Dr. Coleman’s expertise is in the treatment of lymphoma, myeloma, Waldenstrom’s macroglobulinemia, and associated diseases. He has played an instrumental role in devising the standard treatment for Hodgkin’s disease, the use of infusional chemotherapy in lymphoma, the concept of dose intensity and its use in myeloma and lymphoma, the combined use of thalidomide in myeloma, the role of PET scanning in lymphoma, the innovative applications of monoclonal antibodies in lymphoma and many other developments. Dr. Coleman is chairman of the Medical Affiliate Board of Lymphoma Research Foundation and is on its Board of Directors and Scientific Review committee. He is also a member of the scientific review committees of the International Waldenstrom’s Foundation and the Research Fund for Waldenstroms, Ltd. Dr. Coleman has served as chairman of the New Agents Committee of the Cancer and Leukemia Group B (university research consortium) and currently is on its Lymphoma Core Committee. He is the chairman of the Fund for Blood and Cancer Research and has also served as the chairman of the board of the Affiliated Physician’s Network. He has served on both the Publication and Program Committees of the American Society of Clinical Oncology and also served as the chairman of several subcommittees. He is an Associate Editor of Cancer Investigation and has served as the chairman, consultant or member reviewer for many scientific committees and journals, particularly in the areas of lymphoma, myeloma and Waldenstrom’s macroglobulinemia. He has authored over 400 publications in the field of blood cancers, and has been designated a “Top Doctor” by U.S. News Magazine and New York Magazine.

Index

Robert Pollock, President and Chief Operating Officer

Mr. Pollock has served as the Company’s President and Chief Operating Officer since December 13, 2013. Mr. Pollock, 77 has over 40 years of business experience and is a graduate of City University of New York with a Physics and Engineering background. Robert is also a graduate of General Electric Management’s  school, in Crotonville, New York. Since 2000, he has been the Founder and Managing Partner of Continuum Partners, a global  Network  Security  & Business  Development  Consultancy. His partners included three internationally recognized senior security experts with globally recognized PhD’s, including a former NSA Deputy Director. Besides his own extensive technological, and business development skills he works hand in hand with our PhDs and MDs in bringing their patented intellectual property to market.

Raj Kumar Tiwari, PhD , Chief Scientific Officer and Director

Dr. Tiwari has served as the Company’s Chief Scientific Officer and director since December 13, 2013. Dr. Tiwari, 57 is a Cancer Biologist with over 25 years of cancer research. He is a Professor of Microbiology  and Immunology, the Graduate Program Director, and Professor of Otolaryngology at New York Medical College, a position he has held since 1996. An accomplished scientist of international repute, has over 150 publication and abstracts, is a leader in cancer prevention and control and in inventor of several patents involving Capridine and Cancer Vaccine which are part of our intellectual property.

Dr. Tiwari was Assistant Professor of Biochemistry in Surgery, Cornell University Medical College (1991-1996), New York, Assistant Laboratory Member for the Sloan-Kettering Institute for Cancer Research (1989-1991). During the same period he served as Assistant Attending Biochemist for Memorial Hospital, Breast Service. Dr. Tiwari has a Ph.D. in Biochemistry from Calcutta University and received his post-doctoral training at the University of Toronto, Canada (1984-1985) and then at Sloan-Kettering Cancer Institute, New York (1986-1989).

In addition to his academic appointments, Dr. Tiwari reviews grant applications for the American Cancer Society, the American-Italian Foundation, the Dutch Cancer Society, and the Governments of Israel and Italy.  He also reviews papers for a number of referred scientific publications that include: Cancer Research, Journal of Clinical Oncology, Anti-Cancer Research, American Journal of Gastroenterology, Journal of the National Cancer Institute, Journal of Interferon Research, Peptides, FASEB Journal, and Breast Cancer Research and Treatment.

Dr. Tiwari has published over one hundred scientific articles, primarily in cancer biology. Dr. Tiwari has been honored a number of times for his scholarship, including: (i) National Scholarship, Government of India (1972-1979); (ii) Junior Research Fellowship, Indian Council of Medical Research (1979-1982); (iii) Senior Research Fellowship, Indian council of Medical Research (1982-1983); (iv) Post-Doctoral Fellowship, University of Toronto (1983-1985); and (v) Post- Doctoral Fellowship, the National Institute of Health (1992). He is the author of several awarded patents.

Dr. Tiwari is a member of the American Association for Cancer Research, the American Association for the Advancement of Science, the Society for Interferon Research, the Harvey Society and the New York Academy of Sciences.     Dr. Tiwari is also  a  member  of  the Molecular Biology Study Section which reviews and awards grants for breast cancer from the US Army Medical Research Command. His research has been funded by grants from the National Institute of Health (NIH), the US Army Medical Research Command (Breast and Prostate Cancer Initiative), and the American Institute for Cancer Research. Dr. Tiwari’s medical and scientific knowledge and experience qualify him to serve on the Company’s board of directors.

Jan Geliebter, PhD, Secretary

Dr. Geliebter has served as the Company’s Secretary since December 13, 2013. Dr. Geliebter, 58, brings to the Company experience in areas including research of prostate cancer, thyroid cancer, vaccines, and infectious diseases.

Dr.  Geliebter is the Professor of Microbiology and Immunology, Associate Professor of Medicine, Associate Professor of Otolaryngology, and Medical Microbiology Course Director at New York Medical College. He joined New York Medical College as Assistant Professor of Microbiology and Immunology in 1996. Previously, Dr. Geliebter was Assistant Professor of Urology  at Albert  Einstein  College  of Medicine  (1993  – 1996). Prior  to this,  he held  the position  of Assistant  Investigator  for the Howard  Hughes  Medical  Institute  (1988  – 1993). During the same period, Dr. Geliebter was an Assistant Professor for The Rockefeller University. In his early graduate career, he served as a Research Associate for Albert Einstein College of Medicine (1984 – 1987) and a Postdoctoral Fellow (1981 – 1984).

Index

In addition to his academic appointments, Dr. Geliebter serves as an Ad hoc Reviewer for the periodicals: Journal of Urology, Cancer Investigation, Cancer, and Peptides.  He is very active in a wide range of educational activities at the New York Medical College on the graduate level and the medical school and also has a keen interest in helping high school students considering a career in science.

Dr. Geliebter  has published  over fifty (50) scientific  articles. He has been awarded  three (3) patents and currently has two (2) patents pending.   Dr. Geliebter has been honored for his scholarship  by  the  American  Cancer  Society,  National  Cancer  Institute,  Albert  Einstein College of Medicine, Pfeiffer Foundation, and New York Medical College.  Dr. Geliebter holds a PhD in Microbiology  and Immunology from SUNY, Downstate Medical Center.

Dr. Geliebter is a member of the American Association for Cancer Research, the American Association for the Advancement of Science, and the New York Academy of Sciences. His research has been funded by grants from the Pfeiffer Foundation, American Institute for Cancer Research, Retirement Research  Foundation, Zita  Spiss  Foundation,  Zalmin  Arlin  Cancer Research Fund, National Institute of Health, and the National Cancer Institute.

Dr. Geliebter devotes approximately 20 hours per week to AVT.

Debabrata Banerjee, PhD, Clinical Development  Officer

Dr. Banerjee has served as the Company’s Clinical Development Officer since December 13, 2013. Dr.  Banerjee, 57, brings to the Company extensive research experience that will be especially useful in the final phases of compound readiness for clinical trials. His research interests range from gene therapy and cancer to stem cells.

Dr. Banerjee is an Associate Professor of Medicine and Pharmacology for the Rutgers University, New Jersey, and an Adjunct Associate Professor at the New York Medical College, positions he has held since 2002.  Prior to this, he was an Associate Lab Member at the Sloan-Kettering Institute of New York. Prior to this, he held the position of Research Scientist, Molecular Pharmacology Laboratory (1989   –  1992)   at the same institution. Dr. Banerjee obtained a PhD in Biochemistry from Calcutta University and also served as an Adjunct Lecturer for the Department of Biochemistry  at Calcutta University  (1988 – 1989).  Before this, he was a Senior Scientist for Research on Hematology and Blood Transfusion  of Calcutta (1987 – 1989). Dr. Banerjee completed his Postdoctoral Fellowship training in the Department of Biology, McGill University, Canada (1983 – 1987).

In addition, to his academic appointments, Dr. Banerjee serves as a Member of the Editorial Board for the publication Cancer Biology and Therapy. He is a Reviewer for the journals: Cancer Research, Oncogene, Clinical Cancer Research, Gynecologic Oncology, Journal of Cancer Chemotherapy, British Journal of Cancer, Stem Cells, and Blood. He also is a Patent Alert Writer for Current Opinions in Molecular Therapy.

Dr. Banerjee has published over fifty scientific articles primarily in cancer, gene therapy, and stem cell biology. He has been awarded two (2) patents. Dr. Banerjee is a member of the American Association for Cancer Research, the American Society for Gene Therapy, a Life Member for the Indian Society for Human Genetics, and the Cancer Institute of New Jersey. His research has been funded by grants from Pharmamar, S.A., National Institute of Health, National Cancer Institute, and the New Jersey Science and Technology Commission.

Board Leadership Structure and Role in Risk Oversight

Dr. Mittelman serves as Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Index

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Delaware General Corporation Law. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Delaware General Corporation Law.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2013, we were not subject to Section 16(a) of the Exchange Act.

Index

ITEM 11. EXECUTIVE COMPENSATION

During its last two fiscal years, Merica did not pay any compensation to its officers or directors.

The following table sets forth all compensation paid in respect of AVT’s chief executive officer for the years ended December 31, 2013 and 2012. No other executive officer of AVT received compensation in excess of $100,000 for either of AVT’s last two completed fiscal years.

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abraham Mittelman	2013							36,000 (1)	36,000
Chief Executive Officer	2012	-	20,000	-	-	-	-	76,000 (1)	96,000

(1) Represents compensation paid to Mr. Mittelman pursuant to the consulting agreement between AVT and Mr. Mittelman.

Employment Agreements

The Company’s executive officers provide services to the Company on an independent contractor basis. The Company is party to consulting agreements with Dr. Mittelman, Dr. Tiwari, Dr. Geliebeter and Dr. Banerjee. The consulting agreements have four year terms, effective July 1, 2013. Pursuant to the consulting agreements, the Company agreed to pay Dr. Mittelman, Dr. Tiwari, Dr. Geliebeter and Dr. Banerjee $72,000, $72,000, $48,000 and $48,000 annually, respectively.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2013.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2013.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 26,  2014 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Index

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Abraham Mittelman	15,659,079	20.2%
Morton Coleman	5,568,166	7.2%
Robert Pollock	3,426,564	4.4%
Raj Tiwari	11,401,892	14.7%
Jan Geliebter	6,681,800	8.6%
Debabrata Banerjee	6,681,800	8.6%
All officers and directors as a group (6 persons)	49,419,101	63.8%

The percentage of class beneficially owned is based on 77,480,796 shares of common stock issued and outstanding as of March 28, 2014. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In December 2013, the Company reached an agreement with a member of its Board of Directors, Mr. Douglas Cole, whereby the Company agreed to issue 200,000 shares of common stock to Mr. Cole for his past services as a Director at similar terms to the shares issued in the Private Placement.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  During the year ended December 31, 2013, the Company recorded $40,000 as consulting fees, representing the fair market value of the stock, which is included in consulting fees in the statement of operations. Due to administrative delays, the shares were issued on January 8, 2014.  On February 5, 2014, Mr. Cole resigned as a director of AV Therapeutics, Inc.

On December 13, 2012, the Company entered into an agreement with Objective Equity, LLC (“Objective Equity”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising up to a maximum of $25 million.  In consideration for such services, the Company will pay Objective Equity (a) a cash placement fee of 8% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise and, (b) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The agreement terminates on December 13, 2014. Mr. Douglas Cole, a former Director of the Company is a partner in Objective Equity.  On January 8, 2014, the Company amended the terms of its agreement with Objective Equity whereby both parties agreed that the Company would issue Objective Equity shares of common stock with a grant date fair value equal to 8% of the total proceeds received by the Company.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  Of the total proceeds received to date in the Private Placement, Objective Equity assisted the Company in the raising of the initial $660,000 and as a result, the Company included $52,800 in shares issuable at December 31, 2013.  On January 8, 2014, the Company issued 264,000 shares of common stock.

AVT rents office space from SB Lauren PC, an entity owned by the wife of Robert Pollock, AVT’s President, for $1,200 per month. The arrangement commenced in 2012.

On February 5, 2010, AVT entered into an assignment and assumption agreement (the “Prostagenics Agreement”) with Prostagenics, LLC (“Prostagenics”), an entity for which Dr. Tiwari and Dr. Banerjee own a non-controlling interest. Pursuant to the Prostagenics Agreement, the Company was assigned, among other things, the exclusive license covering certain patent rights, technology, know-how and preclinical research data relating to the treatment of certain cancers.

Director Independence

None of our directors are independent as that term is defined under the Nasdaq Marketplace Rules.

Index

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by Marcum LLP, our registered independent public accounting firm for the year ended December 31, 2013:

Description of services
Audit fees	$57,500
Audit related fees	Nil
Tax fees	Nil
All other fees	Nil

Audit fees.  Audit fees represent fees for professional services performed by Marcum LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.  Audit-related fees represent fees for assurance and related services performed by Marcum LLP that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  Marcum LLP did not perform any tax compliance services.

All other fees.  Marcum LLP did not receive any other audit fees for 2013.

The aggregate fees billed to Merica for Merica’s fiscal years ended December 31, 2013 and 2012, by Weinberg & Baer LLC, Merica’s registered independent public accounting firm, were as follows:

	Fiscal Year Ended
	December 31, 2013	December 31, 2012

Audit fees	$7,500	$10,500
Audit – related fees	Nil	Nil
Tax fees	250	250
All other fees	Nil	Nil

Index

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated December 13, 2013, among Merica Corp., AVT Acquisitions, Inc. and AV Therapeutics, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Certificate of Amendment to Certificate of Incorporation (4)
3.3	Bylaws (5)
10.1	Form of Subscription Agreement (1)
10.2	Form of Registration Rights Agreement (1)
10.3	Consulting Agreement between AVT and Abraham Mittelman (1)
10.4	Consulting Agreement between AVT and Raj Tiwari (1)
10.5	Consulting Agreement between AVT and Jan Geliebeter (1)
10.6	Consulting Agreement between AVT and Debabrata Banerjee (1)
10.7	Supported Research and License Agreement between New York Medical College and Applied Vaccine Therapeutics, LLC (1)
10.8	Assignment and Assumption Agreement between Prostagenics LLC and AVT Acquisition Corp. (1)
10.9	Assignment and Assumption between AVT Acquisition Corp. and AV Therapeutics, Inc. (2)
16	Letter from Weinberg & Baer LLC (1)
21	Subsidiaries: Advanced Vaccine Therapeutics, Inc. (Delaware corporation)
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1) Filed as exhibit to 8-K filed on December 17, 2013 and incorporated herein by reference.
(2) Filed as an exhibit to 8-K/A filed on December 27, 2013 and incorporated herein by reference.
(3) Filed as an exhibit to 8-K filed on July 31, 2013 and incorporated herein by reference.
(4) Filed as an exhibit to 8-K filed on December 26, 2013 and incorporated herein by reference.
(5) Filed as an exhibit to S-1 filed on December 29, 2011 and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AV THERAPEUTICS, INC.

Dated: March 31, 2014	By:	/s/ Abraham Mittelman
Name: Abraham Mittelman
Title: Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Abraham Mittelman	Chief Executive Officer, Chief Financial Officer and Chairman	March 31, 2014
Abraham Mittelman	(principal executive, financial and accounting officer)

/s/ Raj Tumar Tiwari	Director	March 31, 2014
Raj Tumar Tiwari