Form 10-Q
period 2014-03-31
AV Therapeutics, Inc.
filed 2014-05-20
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-55149

AV THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1222799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 East 68th Street, Suite 204 New York, NY 10065 (Address of principal executive offices)	10065 (zip code)

(917) 497-5523
(Registrant's telephone number, including area code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 81,001,796 shares of common stock are issued and outstanding as of May 13, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AV Therapeutics, Inc.
 (A Development Stage Company)
Table of Contents to Financial Statements

Table of Contents	Page

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period From July 24, 2007 (Inception) to March 31, 2014 (Unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders' Deficiency for the Three Months Ended March 31, 2014 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period From July 24, 2007 (inception) to March 31, 2014 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements	F-6

AV Therapeutics, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$293,433	$576,251
Prepaid expenses	25,000	60,000
Total current assets	318,433	636,251
Property and equipment, net of accumulated depreciation of $1,187 and $1,079, respectively	971	1,079
Intangible assets, net of accumulated amortization of $87,447 and $82,403, respectively	142,553	147,597
Total assets	$461,957	$784,927

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$82,462	$65,432
Accrued expenses	406,564	386,618
Derivative liability - warrants	656,518	-
Notes payable	97,000	97,000
Notes payable - related parties	201,705	201,705
Total current liabilities	1,444,249	750,755

Commitments and Contingencies

Stockholders' (deficiency) equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 250,000,000 shares authorized; 77,480,796 and 72,000,000 shares issued and outstanding, respectively	7,748	7,200
Additional paid in capital	4,146,773	3,707,680
Shares Issuable	-	1,056,159
Deficit accumulated during development stage	(5,136,813)	(4,736,867)
Total stockholders' (deficiency) equity	(982,292)	34,172

Total liabilities and stockholders' (deficiency) equity	$461,957	$784,927

See Notes to Condensed Consolidated Financial Statements

AV Therapeutics, Inc.
 (A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013	For The Period From July 24, 2007 (Inception) To March 31, 2014

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	167,750	6,250	2,059,769
Research and development fees	115,250	27,000	2,373,359
Patent legal fees	59,887	52,303	446,444
General and administrative	51,907	10,774	165,253
Depreciation and amortization	5,152	5,151	88,634
Total operating expenses	399,946	101,478	5,133,459

Loss from operations	(399,946)	(101,478)	(5,133,459)

Other income (expense):
Interest (expense) income, net	-	(324)	3,204
Other expense	-	-	(6,558)
Total other expense	-	(324)	(3,354)

Net loss	$(399,946)	$(101,802)	$(5,136,813)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	77,054,511	66,591,496

See Notes to Condensed Consolidated Financial Statements

AV Therapeutics, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
For the Three Months Ended March 31, 2014
 (Unaudited)

					Deficit
					Accumulated
					During
	Common Stock		Additional	Shares	Development
	Shares	Amount	Paid in Capital	Issuable	Stage	Total
Balance at January 1, 2014	72,000,000	$7,200	$3,707,680	$1,056,159	$(4,736,867)	$34,172
Common stock issued in settlement of shares issuable at $0.20 per share on 1/8/2014	5,280,796	528	1,055,631	(1,056,159)	-	-
Common stock issued in connection with consulting agreement at $0.20 per share on 1/8/2014	200,000	20	39,980	-	-	40,000
Recognition of derivative liability - warrants	-	-	(656,518)	-	-	(656,518)
Net loss	-	-	-	-	(399,946)	(399,946)
Balance at March 31, 2014	77,480,796	$7,748	$4,146,773	$-	$(5,136,813)	$(982,292)

See Notes to Condensed Consolidated Financial Statements

AV Therapeutics, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013	For the Period From July 24, 2007 (Inception) to March 31, 2014

Cash flows from operating activities:

Net loss	$(399,946)	$(101,802)	$(5,136,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,044	5,043	87,447
Non-cash research and development expense (See note 4)	-	-	284,500
Depreciation	108	108	1,187
Stock-based compensation	30,000	-	2,161,540
Changes in operating assets and liabilities:
Prepaid expenses	45,000	-	(15,000)
Accounts payable and accrued expenses	36,976	(10,772)	489,026
Net cash used in operating activities	(282,818)	(107,423)	(2,128,113)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(2,158)
Acquisition of intangible assets	-	-	(230,000)
Net cash used in investing activities	-	-	(232,158)

Cash flows from financing activities:
Proceeds received from issuance of common stock, net of issuance costs	-	75,000	999,500
Proceeds received from common stock to be issued	-	-	709,999
Proceeds from founders' contributions	-	-	930,000
Proceeds received from note payable - related parties	-	-	14,205
Net cash provided by financing activities	-	75,000	2,653,704

Net (decrease) increase in cash	(282,818)	(32,423)	293,433

Cash at beginning of period	576,251	97,436	-

Cash at end of period	$293,433	$65,013	$293,433

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to founders in connection with incorporation	$-	$-	$4,869
Common stock issued in connection with reverse recapitalization	$-	$-	$429
Notes payable assumed and then converted for common stock to be issued	$-	$-	$7,320
Costs associated with private placement to be paid in common stock	$-	$-	$52,800
Common stock issued in connection with shares issuable	$1,056,159	$-	$-
Recognition of derivative liability - warrants	$656,518	$-	$656,518

See Notes to Condensed Consolidated Financial Statements

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

On December 13, 2013 (the “Closing Date”), the Company along with AVT Acquisitions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) with Advanced Vaccine Therapeutics, Inc., a Delaware corporation (formerly known as AV Therapeutics, Inc.) (“AVT”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into AVT, such that AVT became a wholly-owned subsidiary of the Company, and (ii) the Company issued 58,000,000 shares, of the Company’s common stock to the shareholders of AVT, representing approximately 77% of the Company’s aggregate issued and outstanding common stock following the closing of the Merger Agreement (following the Share Cancellation and the  initial closing under the Private Placement, each as defined below), in exchange for the cancellation of all of the issued and outstanding shares of common stock of AVT.

In connection with the Merger Agreement, in addition to the foregoing:

(i)           Effective on the Closing Date, 70,000,000 shares of common stock were returned to the Company for cancellation (the “Share Cancellation”).

(ii)          AVT assumed notes payable with an aggregate value of $7,320. Shortly after the Merger in 2013, the holders of the notes converted the notes payable into shares of the Company’s common stock at $0.20 per share. The Company included the $7,320 in shares issuable on the consolidated balance sheet at December 31, 2013 as the 36,596 shares of common stock were issued on January 8, 2014 due to administrative delays.

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

(iv)         On December 19, 2013, the Company changed its name from “Merica Corp.” to “AV Therapeutics, Inc.”

Nature of Operations - The Company is a development stage biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from cancer.  The Company’s activities are supported by its patents, patent applications, provisional patent applications, and other proprietary intellectual property surrounding capridine and immunogens for treatment of infectious diseases and in specific, prostate cancer, amongst others.  To date, the Company has not developed any commercial products.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 2.   LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2014, the Company had a working capital deficiency and stockholders’ deficiency of $1,125,816 and $982,292, respectively.  The Company has not generated any revenues and has incurred net losses of $5,136,813 during the period from July 24, 2007 (Inception) through March 31, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's main source of operating funds since inception have been contributions from its founders and debt and equity financings.  Subsequent to March 31, 2014, the Company has raised aggregate gross proceeds of $550,000 in connection with the private placement of common stock and warrants.  The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and there is no assurance that it will be successful in raising any additional funds or that any future funds raised will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The condensed consolidated financial statements include the accounts of AV Therapeutics, Inc. and its wholly-owned subsidiary, Advanced Vaccine Therapeutics, Inc. Intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months then ended have been prepared in accordance with the GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 31, 2014.

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

Use of Estimates—The Company prepares the financial statements in accordance with U.S. GAAP which accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, the fair value of warrant liabilities and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

Intangible Assets - Intangible assets are comprised of patents and licenses with original estimated useful lives of 10-15 years.  Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis. As of March 31, 2014 the Company has exclusive rights to four patents in the United States, pursuant to license agreements with the patent owners, including two immunological patents related to vaccine development and delivery mechanism, and one additional pending patent in the United States. Costs incurred by the Company in connection with developing patents internally are expensed as incurred. Amortization expense amounted to $5,044 and $5,043 for the three months ended March 31, 2014 and 2013, respectively and was $87,447 for the period from July 24, 2007 (inception) to March 31, 2014.

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

Revenue Recognition - Revenue from license fees and grants is recognized when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.  In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. For the three months ended March 31, 2014 and 2013 and for the period from July 24, 2007 (inception) to March 31, 2014, the Company did not recognize any revenue.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Loss per Share - Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. As of March 31, 2014, and 2013, the Company did not have any common stock equivalents outstanding.

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

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Subsequent Events- The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. See Note 9.

NOTE 4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Payroll taxes	$192,564	$182,618
Research consulting fees	214,000	204,000
Rent - Related party	3,800	5,000
Legal and professional fees	78,662	60,432
Accounts payable and accrued expenses	$489,026	$452,050

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 5.   STOCKHOLDERS’ DEFICIENCY

In connection with the Merger Agreement disclosed in Note 1, as of the Closing Date the Company entered into and closed subscription agreements with accredited investors (the “Investors”), pursuant to which the Company received an aggregate $709,999 and agreed to issue the Investors 3,550,000 shares of common stock (“Private Placement”).  The 3,550,000 shares were issued on January 8, 2014 due to administrative delays.

The Company’s original private placement memorandum dated September 30, 2013 permitted the Company to sell up to 12,500,000 shares of common stock at $0.20 per share. On January 31, 2014, the Company amended its original private placement memorandum dated September 30, 2013 to (a) increase the amount the Company offered to $3,500,000 from $2,500,000 and (b) to add a warrant to the offering to purchase one share of common stock (for each two shares of common stock sold) at an exercise price of $0.40 and exercisable for a period of sixty (60) months after initial exercise date. In April 2014, the Company agreed to issue 1,775,000 warrants to the investors under the December 2013 private placement, in accordance with such amended terms. As a result, as of March 31, 2014 the Company recognized a derivative liability of $599,328 related to the number of warrants to be issued. See Note 6.

During the three months ended March 31, 2013, the Company received aggregate gross proceeds of $75,000 in connection with the private placement of 500,000 shares of its common stock at $0.15 per share.

NOTE 6.   DERIVATIVE LIABILITIES

Fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy.

The Company agreed to issue warrants to the investors who took part in the December 31, 2013 private placement and to SRFF (See Note 9). The warrants contain net-cash settlement features giving the warrant holder the right to net-cash settlement in the event certain transactions occur. Therefore, the Company recorded a Level 3 liability at fair value as of March 31, 2014.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

March 31, 2014
Warrant Liability:
Risk-free interest rate	0.30%
Expected volatility	114%
Expected life (in years)	5
Expected dividend yield	–
Number of shares	1,937,500
Fair value	$656,518

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 6.   DERIVATIVE LIABILITIES (CONTINUED)

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected life of the warrants was determined by their expiration dates. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

Fair Value Measurement

Valuation Hierarchy
ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2014:

	Fair Value Measurements at March 31, 2014
	Total Carrying Value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$656,518	$–	$–	$656,518

The carrying amounts of cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, who reports to the Principal Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Principal Financial Officer.

Level 3 Valuation Techniques
Level 3 financial liabilities as of March 31, 2014 consist of the warrants the Company has agreed to issue the investors who took place in the private placement in December 2013 and to SRFF (See Note 9) for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of March 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 6.   DERIVATIVE LIABILITIES (CONTINUED)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the thee months ended
March 31, 2014
Beginning balance	$-
Recognition of derivative liability - warrants	656,518
Ending balance	$656,518

NOTE 7.   RELATED PARTY TRANSACTIONS

Lease Commitments

The Company rents office space from SB Lauren PC, an entity owned by the wife of the Company’s President, on a month to month basis for $1,200 per month. The arrangement commenced in 2012.  Rent expense for each of the three months ended March 31, 2014 and 2013 in connection with this arrangement was $3,600. Rent expense from inception of the lease on January 1, 2012, through March 31, 2014 was $32,400.  As of March 31, 2014 and December 31, 2013 $3,800, and $5,000, respectively was included in accounts payable on the condensed consolidated balance sheet relating to this arrangement.

Research and Development Employment Agreements

On October 14, 2013, the Company entered into a consulting agreement with Dr. Abraham Mittelman to be the Company’s Chief Executive Officer for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Mittelman $72,000 per annum in common stock in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. For the three months ended March 31, 2014, the Company has recorded $18,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations.  The total expense related to this agreement from July 24, 2007 (inception) to March 31, 2014 was $54,000. The unpaid balance in the amount of $54,000 is included in accrued expenses as of March 31, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $36,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Raj Tiwari, to be the Company’s Chief Scientific Officer for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Tiwari $72,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, Dr. Tiwari shall be paid a signing bonus of $20,000 over two years in equal increments, not less frequently than monthly. For the three months ended March 31, 2014, the Company has recorded $18,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The total expense related to this agreement from July 24, 2007 (inception) to March 31, 2014 was $74,000.  The unpaid balance in the amount of $20,000 is included in accounts payable and accrued expenses as of March 31, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $20,000 was included in accounts payable and accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Jan Geliebter to be the Company’s Secretary for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Geliebter $48,000 per annum in equal increments not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, Dr. Geliebter shall be paid a signing bonus of $35,000 over two years in equal increments, not less frequently than monthly. For the three months ended March 31, 2014, the Company has recorded $12,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The total expense related to this agreement from July 24, 2007 (inception) to March 31, 2014 was $71,000.  The unpaid balance in the amount of $59,000 is included in accrued expenses as of March 31, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $59,000 was included in accrued expenses on the consolidated balance sheet.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

On October 14, 2013, the Company entered into a consulting agreement with Dr. Robert Suriano to be the Company’s Lab Manager for a term of 2 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Suriano $24,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, Dr. Suriano shall be paid a signing bonus of $10,000 over two years in equal increments, not less frequently than monthly. Payments pursuant to consulting agreement shall accrue as of the date of the consulting agreement and commence once the Company has raised $2.5 million through a financing. For the three months ended March 31, 2014, the Company has recorded $6,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statement of operations. The unpaid balance in the amount of $22,000 is included in accrued expenses as of March 31, 2014 on the condensed consolidated balance sheet. The total expense related to this agreement from July 24, 2007 (inception) to March 31, 2014 was $28,000. As of December 31, 2013, $20,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Debabrata Banerjee to be a research consultant for the Company for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Banerjee $48,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, Banerjee shall be paid a signing bonus of $35,000 over two years in equal increments, not less frequently than monthly. Payments pursuant to consulting agreement shall accrue as of the date of the consulting agreement and commence once the Company has raised $2.5 million through a financing. For the three months ended March 31, 2014, the Company has recorded $12,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $59,000 is included in accrued expenses as of March 31, 2014 on the condensed consolidated balance sheet. The total expense related to this agreement from July 24, 2007 (inception) to March 31, 2014 was $71,000. As of December 31, 2013, $59,000 was included in accrued expenses on the consolidated balance sheet.

Payroll Taxes

From the Company’s inception in 2007 through March 31, 2014, the Company considered certain executives to be consultants of the Company rather than employees.  If the executives were treated as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities. This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.  The Company has recorded charges of approximately $9,946 and $3,672 for the three months ended March 31, 2014 and 2013, respectively, and approximately $192,546 for the period from July 24, 2007 (inception) to March 31, 2014 in consulting and research and development fees on the condensed consolidated statements of operations for additional compensation (including penalties and interest) on behalf of the executives, should the Company be challenged by the taxing authorities and it is determined their position is without merit.

Director Compensation

In December 2013, the Company reached an agreement with a former member of its Board of Directors, Mr. Douglas Cole, whereby the Company agreed to issue 200,000 shares of common stock to Mr. Cole for his past services as a Director at similar terms in the Private Placement.  Due to administrative delays, the shares were issued on January 8, 2014.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

Sichenzia Ross Friedman Ference LLP

On August 27, 2013 the Company engaged Sichenzia Ross Friedman Ference LLP (“SRFF”) as its legal representative for a going public transaction. The Company agreed to pay SRFF $50,000 and 325,000 shares of common stock for providing this service. Once the Company was able to complete such transaction, which it did in December 2013, the Company agreed to pay $4,500 per month for general legal matters, for which the Company will have the option to pay such fees in registered common stock valued at $6,000. The Company has determined that the fair market value of the stock was more readily available than the fair market value of the services rendered. The Company paid SRFF the $50,000 in cash during the year ended December 31, 2013 and has included the value of the common stock to be issued of $65,000 in shares issuable on the consolidated balance sheet as of December 31, 2013 with a corresponding charge to consulting fees on the statement of operations. The shares were issued on January 8, 2014. For the three months ended March 31, 2014, the Company has recorded $13,500 in connection with this agreement, which is recorded as consulting fees on the condensed consolidated statement of operations. The unpaid balance in the amount of $13,500 is included in accounts payable as of March 31, 2014 on the condensed consolidated balance sheet. The total expense related to this agreement from July 24, 2007 (inception) to March 31, 2014 was $128,500.

Objective Equity, LLC

On December 13, 2013, the Company entered into an agreement with Objective Equity, LLC (“Objective Equity”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising capital.  In consideration for such services, the Company agreed to pay Objective Equity (a) a cash placement fee of 8% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise and, (b) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The agreement terminates on December 13, 2014. Mr. Douglas Cole, a former Director of the Company is a partner in Objective Equity.  On January 8, 2014, the Company amended the terms of its agreement with Objective Equity whereby both parties agreed that the Company would issue Objective Equity shares of common stock with a grant date fair value equal to 8% of the total proceeds received by the Company.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  Of the total proceeds received to date in the Private Placement, Objective Equity assisted the Company in the raising of the initial $660,000 and as a result, the Company included $52,800 in shares issuable at December 31, 2013.  On January 8, 2014, the Company issued objective equity 264,000 shares of common stock.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time, there are no ongoing matters that will have a material adverse effect on the Company's business, financial position, results of operations, or cash flows, except as disclosed below.

On May 29, 2013, Highland Global Creek Partners, Inc. (the “Plaintiffs”) brought an action against the Company in the Supreme Court of New York, County of New York, alleging a breach of a consulting contract. The Plaintiffs are seeking a judgment directing the Company to issue and deliver 80,000,000 shares of its common stock and 10,000,000 shares of its Series A Preferred Stock.  As of the date of this filing, the Company does not have any preferred shares authorized.  In addition, the Plaintiffs are also seeking an order enjoining the Company from taking any action requiring shareholder approval without notice to Plaintiffs and/or the Plaintiffs participation, as well as an order declaring that any action requiring stockholder approval taken by the Company without notice to and/or the participation of the Plaintiffs is null and void.  The Company has filed counterclaims against the Plaintiffs and will contest this matter vigorously.  The Company has not recorded a provision for a potential loss as it is unable to state that an outcome in this matter is unfavorable or estimate the amount or range of a potential loss.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

TotalCFO, LLC

On September 17, 2013, the Company engaged TotalCFO, LLC to provide consulting services related to its financial reporting for a period of one year unless sooner terminated by either party upon (90) day’s written notice. The Company agreed to pay TotalCFO, LLC (a) $2,500 per month in cash, (b) a monthly amount of registered common shares having a grant date fair value of $2,500 (to be calculated at a 25% discount to market) and (c) all pre-approved expenses.  The Company incurred professional fees expense to TotalCFO, LLC of $15,000 for the three months ended March 31, 2014, of which $7,500 was paid in cash and $7,500 remains in accrued expenses at March 31, 2014. The amount in accrued expenses was originally to be paid in shares of registered common stock, however since the Company has not filed a registration statement they did not have registered shares to issue. Total CFO, LLC agreed to settle and accept shares of registered common stock at an amount calculated using the same per share price as the Private Placement of $0.20, or an additional 37,500 shares.  As of March 31, 2014 the shares had yet to be issued due to administrative delays. As of March 31, 2014, the Company owes Total CFO, LLC 87,500 shares of common stock in connection with services provided since the inception of this agreement.

On January 8, 2014, the Company issued Total CFO, LLC 100,000 shares of common stock at similar terms to the shares issued in the Private Placement as a one-time bonus for consideration of their services in connection with the Company’s going-public transaction in December of 2013.

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

In addition, in December 2013, the Company entered into an investor relations agreement with RedChip for a term of four months commencing January 1, 2014.  In connection with the investor relations agreement the Company  agreed to (a) pay RedChip a $60,000 cash payment, which was made on December 13, 2013 and, and (b) issue RedChip 200,000 shares of common stock at $0.20 per share, which were issued on January 8, 2014. The aggregate consideration to be issued in connection with the agreement of $100,000 was initially recorded as a prepaid expense.  During the three months ended March 31, 2014, the Company recorded consulting fees of $75,000 in its condensed consolidated statement of operations, of which $30,000 was non-cash stock-based compensation expense. As of March 31, 2014, $25,000 remains in prepaid expenses on the condensed consolidated balance sheet.

John Carris Investments, LLC

On March 10, 2014, the Company entered into an agreement with John Carris Investments, LLC (“John Carris”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising up to a maximum of $3.5 million.  In consideration for such services, the Company will pay John Carris (a) a cash placement fee of 10% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise, (b) a non-accountable expense allowance in the amount of 2% of the aggregate consideration received by the Company, and (c) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The agreement terminates on June 10, 2014. During the three months ended March 31, 2014, the company recorded consulting fees of $15,000 in its condensed consolidated statement of operation in connection with this agreement.

AV Therapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 9.   SUBSEQUENT EVENTS

In April 2014, the Company entered into and closed subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of common stock and five-year warrants to purchase an aggregate of 1,375,000 shares of common stock to the Investors at an exercise price of $0.40 per share for an aggregate purchase price of $550,000 (the “April 2014 Private Placement”). The Company retained Palladium Capital Advisors, LLC as the placement agent for the April 2014 Private Placement (the “Placement Agent”). The Company paid the Placement Agent a fee of $20,000 and issued to the Placement Agent 100,000 shares of common stock and 50,000 warrants with the same terms as the warrants issued to the Investors.

In connection with the April 2014 Private Placement, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file a registration statement to register for resale the shares of common stock sold to the Investors in the Private Placement, within 90 days of the termination date for the Private Placement, and to have such registration statement declared effective within 120 days thereafter.

In connection with the April 2014 Private Placement, the Company issued (a) 134,200 shares of common stock to Mr. Darrin Ocasio, a partner at SRFF, and (b) 334,400 shares of common stock to RedChip and (c) 202,400 shares of common stock to Objective Equity. The shares were valued at $0.20 and the Company incurred $134,200 as consideration for services performed in connection with the raising of the funds.

Subsequent to March 31, 2014, the Company amended the terms of its original agreement with SRFF (See Note 7), whereby it agreed to issue SRFF 162,500 warrants to purchase common stock containing the same terms as the warrants issued in the April 2014 Private Placement. As disclosed in Note 6, the Company has included the value of these warrants of $57,190 as derivative liabilities on its condensed consolidated balance sheet as of March 31, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

On December 13, 2013, the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with AVT Acquisitions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) and Advanced Vaccine Therapeutics, Inc., a Delaware corporation (formerly known as AV Therapeutics, Inc.) (“AVT”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into AVT, such that AVT became a wholly-owned subsidiary of the Company, and (ii) the Company issued 58,000,000 shares, of the Company’s common stock to the shareholders of AVT, in exchange for the cancellation of all of the issued and outstanding shares of common stock of AVT.

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

Our Business

The Company   is  primarily  engaged  in  the  business  of  developing  cancer  therapeutics  and immunotherapeutic vaccines that can be used together with prevalent treatment modalities such as chemotherapy and radiation to treat active disease and to prevent metastases and recurrence. The Company has purchased the exclusive rights to a patented chemotherapeutic drug called “Capridine” that has been shown in preclinical models to have specific activity against prostate and colon cancer. This drug is expected to be the Company’s front line product specifically in prostate cancer where limited chemotherapy is available at the present time. Our immuno-therapeutics are based on the ability of certain proprietary reagents to re-educate or reprogram a failed immune system that can target previously unidentified micro-metastases. We intend to clinically develop both of these approaches independently specifically for prostate cancer. This drug was developed and patented by certain scientists on behalf of New York Medical College, including Dr. Raj Tiwari, our Chief Scientific Officer, who is also a professor at New York Medical College. The drug patents were thus issued to New York Medical College. AVT subsequently purchased an exclusive license to the drug, including the exclusive right to commercialize the drug. Under our agreement with New York Medical College, we agreed to pay New York Medical College 3% of net sales (as defined in the agreement) from commercialization of the drug patents, and 30% of sublicense fees. In addition to Dr. Raj Tiwari, Dr. Abraham Mittelman, our Chief Executive Officer, Dr. Jan Geliebter, our Corporate Secretary, and Dr. Debabrata Banerjee, our Clinical Development Officer, are also professors at New York Medical College.

We have, in the past, engaged New York Medical College to conduct research, pursuant to our supported research and license agreement with New York Medical College. In the future, we intend to expand our research efforts by identifying other promising research and funding that research through academic institutions (such as New York Medical College). Under such an arrangement, any patents would be granted to the academic institution and AVT in turn would enter into a licensing agreement with the academic institution for rights to the patent.

Our proprietary technology is easily adaptable to infectious diseases, thus enhancing its market potential. We do not intend to market our own products, although we may decide to do so in the future. Instead, we intend to enter into agreements with large pharmaceutical companies whereby we will receive an upfront cash sum plus an ongoing royalty stream when the drug(s) or vaccine(s) are approved by the Food and Drug Administration (“FDA”) for use in the market. We will search for a partner(s) in early Phase II/III clinical trials of any particular treatment modality drug and or vaccine.

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

Results of Operations

Three months ended March 31, 2014, compared with three months ended March 31, 2013.

Revenue. There were no revenues recognized during the three months ended March 31, 2014 and 2013.

Operating Expenses. Operating expenses for the three months ended March 31, 2014, totaled $399,946 and consisted of consulting fees of $167,750 paid for professional services, including legal, accounting and investor relations, research and development fees of $115,250 paid to consultants for providing scientific research, patent legal fees of $59,877 for ongoing patent maintenance, general and administrative costs of $51,907, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $5,152, consisting mainly of patent amortization.

For the three months ended March 31, 2013, operating expenses totaled $101,478 and consisted of consulting fees of $6,250 paid for professional services, including legal and accounting, research and development fees of $27,000 paid to consultants for providing scientific research, patent legal fees of $52,303 for ongoing patent maintenance, general and administrative costs of $10,774 consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $5,151 , consisting mainly of patent amortization.

The increase in expenditures for the three months ended March 31, 2014 over the same period ended March 31, 2013 is due to the increased level of activity relating to the preparation of the pre investigational new drug application (“IND”) with the FDA for the Company’s Phase I testing and an increase in consulting and professional fees relating to the Reverse Acquisition.

Net Loss. The net loss for the three months ended March 31, 2014, was $399,946. The net loss for the three months March 31, 2013, was $101,802.

Liquidity and Capital Resources

Cash and Working Capital

We have incurred net losses of $399,946 and $101,802 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 the Company had cash and a stockholders’ deficiency of $293,433 and $982,292, respectively. At March 31, 2014, the Company had negative working capital of $1,125,816. During the three months ended March 31, 2014 and 2013, the Company raised net proceeds of approximately $0 and $75,000, respectively.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, ongoing patent maintenance fees and professional fees. The timing of such payments is generally even throughout the year. Our vendors and subcontractors generally provide us with normal trade payment terms. During the three months ended March 31, 2014, net cash used in operating activities amounted to $282,818 comprised of net loss of $399,946, positive adjustments to reconcile net loss to net cash used in operating activities of $35,152 and changes in operating assets and liabilities of $81,976 as compared to $107,423 for the three months ended March 31, 2013, which comprised a net loss of $101,802, positive adjustments to reconcile net loss to net cash used in operating activities of $5,151 and changes in operating assets and liabilities of negative $10,772.

Cash Provided by Financing Activities

During the three months ended March 31, 2014 and 2013, the Company received net proceeds of $0 and $75,000, respectively, from common stock issuances.

Sources of Liquidity

The Company is a development stage entity and incurred net losses of $399,946 during the three months ended March 31, 2014. As of March 31, 2014 the Company had a negative working capital and stockholders’ deficiency of $1,125,816 and $982,292, respectively. Subsequent to March 31, 2014, the Company raised aggregate gross proceeds of $550,000 from the private placement of common stock and warrants. In order to execute the Company's long-term strategic plan, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that the cash raised subsequent to March 31, 2014 or any additional funds raised will be sufficient to execute its business plan. Additionally, the Company can give no assurance that additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to execute its business plan is dependent upon its ability to raise additional equity, secure debt financing, and/or generate revenue. Should the Company not be successful in obtaining the necessary financing, or generate sufficient revenue to fund its operations, the Company would need to curtail certain of its operational activities. The accompanying financial statements do not include any adjustments that might be necessary, should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Fair Value of Financial Instruments

The financial instruments consist of cash, accounts payables, accrued expenses, warrant liabilities and short-term credit obligations.  The carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities. The carrying amounts of short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.  Pursuant to the requirements of ASC 820, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

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

Fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy.

The warrants the Company agreed to issue to the investors who took part in the December 2013 private placements and to SRFF (See Note 9) contain net-cash settlement features giving the warrant holder the right to net-cash settlement in the event certain transactions occur.  As a result, the Company recorded a $656,578 derivative liability on its condensed consolidated balance sheet as of March 31, 2014, included elsewhere in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2014 our disclosure controls and procedures were not effective.

As of December 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of March 31, 2014. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Limitations of the Effectiveness of Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have no material developments to previously disclosed legal proceedings.

Item 1A.  Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive and Financial Officer
32.1	Section 1350 Certification of Chief Executive and Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV Therapeutics, Inc.

Date: May 20, 2014	By:	/s/ Abraham Mittelman
Abraham Mittelman
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)