Form 10-Q
period 2014-06-30
AV Therapeutics, Inc.
filed 2014-08-19
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

81,880,963 shares of common stock are issued and outstanding as of August 15, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORM 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$471,084	$576,251
Prepaid expenses	30,750	60,000
Total current assets	501,834	636,251
Property and equipment, net of accumulated depreciation of $1,295 and $1,079, respectively	863	1,079
Intangible assets, net of accumulated amortization of $92,491 and $82,403, respectively	137,509	147,597
Total assets	$640,206	$784,927

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$529,103	$452,050
Derivative liability - warrants	419,026	-
Notes payable	97,000	97,000
Notes payable - related parties	197,705	201,705
Total current liabilities	1,242,834	750,755

Commitments and Contingencies

Stockholders' (deficiency) equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 250,000,000 shares authorized; 81,001,796 and 72,000,000 shares issued and outstanding, respectively	8,100	7,200
Additional paid in capital	4,434,648	3,707,680
Shares Issuable	-	1,056,159
Accumulated deficit	(5,045,376)	(4,736,867)
Total stockholders' (deficiency) equity	(602,628)	34,172

Total liabilities and stockholders' (deficiency) equity	$640,206	$784,927

The accompanying notes are an integral part of these condensed consolidated financial statements

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Six Months Ended June 30, 2014	For The Six Months Ended June 30, 2013

Revenues	$-	$-

Operating expenses:
Consulting fees	482,137	9,804
Research and development fees	294,325	60,300
Patent legal fees	62,606	63,573
General and administrative	121,004	29,112
Depreciation and amortization	10,304	10,303
Total operating expenses	970,376	173,092

Loss from operations	(970,376)	(173,092)

Other income (expense):
Interest expense	-	(524)
Unrealized gain on change in fair value of derivative liabilities	661,867	-
Total other income (expense)	661,867	(524)

Net loss	$(308,509)	$(173,616)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	78,629,577	66,990,381

The accompanying notes are an integral part of these condensed consolidated financial statements

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2014	For The Three Months Ended June 30, 2013

Revenues	$-	$-

Operating expenses:
Consulting fees	314,387	3,554
Research and development fees	179,075	33,300
Patent legal fees	1,788	11,270
General and administrative	69,097	18,338
Depreciation and amortization	5,152	5,151
Total operating expenses	569,499	71,613

Loss from operations	(569,499)	(71,613)

Other income (expense):
Interest expense	-	(200)
Unrealized gain on change in fair value of derivative liabilities	661,867	-
Total other income (expense)	661,867	(200)

Net Income (loss)	$92,368	$(71,813)

Earnings (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	80,258,214	67,346,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:

Net loss	$(308,509)	$(173,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	10,088	10,087
Depreciation	216	216
Stock-based compensation	227,602	-
Unrealized gain on change in fair value of derivative liabilities	(661,867)	-
Changes in operating assets and liabilities:
Prepaid expenses	29,250	-
Accounts payable and accrued expenses	77,053	(17,134)
Net cash used in operating activities	(626,167)	(180,447)

Cash flows from financing activities:
Proceeds received from issuance of common stock and warrants, net of issuance costs	525,000	175,000
Repayments of note payable - related parties	(4,000)	-
Net cash provided by financing activities	521,000	175,000

Net decrease in cash	(105,167)	(5,447)
Cash at beginning of period	576,251	97,436

Cash at end of period	$471,084	$91,989

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Recognition of derivative liability - warrants	$1,080,893	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   ORGANIZATION AND NATURE OF OPERATIONS

Organization – AV Therapeutics, Inc. (the “Company”) is a Delaware corporation formed on November 14, 2011 under the name “Aquino Milling Inc.” Under its initial business plan, the Company intended to purchase rice milling equipment and commence rice milling operations. On June 10, 2013, the Company changed its name to “Code 2 Action, Inc.” On July 30, 2013, the Company changed its name to “Merica Corp.” The Company was unable to implement its business plan and prior to the Reverse Acquisition (discussed below), Merica did not have any active business.

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

(ii)          AVT assumed notes payable with an aggregate value of $7,320. Shortly after the Reverse Acquisition in 2013, the holders of the notes converted the notes payable into shares of the Company’s common stock at $0.20 per share. The Company included the $7,320 in shares issuable on the consolidated balance sheet at December 31, 2013 as the 36,596 shares of common stock were issued on January 8, 2014 due to administrative delays.

Nature of Operations - The Company is an early stage biopharmaceutical company whose planned principal operations are to discover, develop and commercialize therapeutics to advance the care of patients suffering from cancer.  The Company’s activities are supported by its patents, patent applications, provisional patent applications, and other proprietary intellectual property surrounding capridine and immunogens for treatment of infectious diseases and specifically, prostate cancer, amongst others.  To date, the Company has not developed any commercial products.  The Company’s activities are subject to significant risks and uncertainties, which are disclosed in Note 2.

References to “Merica” refer to the Company and its business prior to the Reverse Acquisition.

NOTE 2.   GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2014, the Company had a working capital deficiency and stockholders’ deficiency of $741,000 and $602,628, respectively.  The Company did not generate any revenues and incurred net losses of $308,509 during the six months ended June 30, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's main sources of operating funds since inception have been contributions from its founders and debt and equity financings.  The Company intends to raise additional capital through private debt and equity investors. There is no assurance that it will be successful in raising any additional funds or that any future funds it raises will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The condensed consolidated financial statements include the accounts of AV Therapeutics, Inc. and its wholly-owned subsidiary, Advanced Vaccine Therapeutics, Inc. Intercompany balances and transactions have been eliminated upon consolidation.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the six and three months then ended have been prepared in accordance with the GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations for the six and three months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the six and three months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 31, 2014.

Use of Estimates—The Company prepares the financial statements in accordance with GAAP which accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, the fair value of the Company’s common stock, stock-based compensation, the fair value of warrant liabilities and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Intangible Assets - Intangible assets are comprised of patents and licenses with original estimated useful lives of 10-15 years.  Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis. As of June 30, 2014 the Company has exclusive rights to four patents in the United States, pursuant to license agreements with the patent owners, including two immunological patents related to vaccine development and delivery mechanism, and one additional pending patent in the United States. Costs incurred by the Company in connection with developing patents internally are expensed as incurred. Amortization expense amounted to $10,088 and $10,087 for the six months ended June 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses at June 30, 2014.

Revenue Recognition - Revenue from license fees and grants is recognized when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.  In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. For the six and three months ended June 30, 2014 and 2013, the Company did not recognize any revenue.

For revenue contracts that contain multiple elements, revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered item.

Earnings (Loss) per Share - Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings and loss per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of 3,362,500 warrants (using the if-converted method).  Diluted earnings and loss per share excludes the shares issuable upon the exercise of 3,362,500 warrants from the calculation of earnings (loss) per share as their effect would be antidilutive for the three and six months ended June 30, 2014.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No potentially dilutive securities were outstanding as of June 30, 2013.

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

Stock-Based Compensation - The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  The Company incurred stock-based compensation expense for the six and three months ended June 30, 2014 of $227,602 and $197,602, respectively.  No stock-based compensation expense was incurred during the six and three months ended June 30, 2013.

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

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Subsequent Events- The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. See Note 9.

NOTE 4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Payroll taxes	$202,510	$182,618
Research consulting fees - related parties	232,000	204,000
Rent - Related party	5,000	5,000
Legal and professional fees	89,593	60,432
Accounts payable and accrued expenses	$529,103	$452,050

NOTE 5.   STOCKHOLDERS’ DEFICIENCY

December 2013 Private Placement

In connection with the Merger Agreement disclosed in Note 1, as of the Closing Date the Company entered into and closed subscription agreements with accredited investors (the “December 2013 Investors”), pursuant to which the Company received an aggregate $709,999 and agreed to issue the December 2013 Investors 3,550,000 shares of common stock (“December 2013 Private Placement”).  The 3,550,000 shares were issued on January 8, 2014 due to administrative delays.

The Company’s original private placement memorandum dated September 30, 2013 permitted the Company to sell up to 12,500,000 shares of common stock at $0.20 per share. On January 31, 2014, the Company amended its original private placement memorandum dated September 30, 2013 to (a) increase the amount the Company offered to $3,500,000 from $2,500,000 and (b) to add a warrant to the offering to purchase one share of common stock (for each two shares of common stock sold) at an exercise price of $0.40 and exercisable for a period of five years. In April 2014, the Company issued 1,775,000 warrants to the investors under the December 2013 Private Placement, in accordance with such amended terms.

April 2014 Private Placement

In April 2014, the Company entered into and closed subscription agreements (the “Subscription Agreements”) with accredited investors (the “April 2014 Investors”), pursuant to which the Company sold an aggregate of 2,750,000 shares of common stock and five-year warrants to purchase an aggregate of 1,375,000 shares of common stock to the April 2014 Investors at an exercise price of $0.40 per share for an aggregate purchase price of $550,000 (the “April 2014 Private Placement”). The Company retained Palladium Capital Advisors, LLC as the placement agent for the April 2014 Private Placement (the “Placement Agent”). The Company paid the Placement Agent a fee of $20,000 and issued to the Placement Agent 100,000 shares of common stock and 50,000 warrants with the same terms as the warrants issued to the April 2014 Investors.  The Company incurred an additional $5,000 in professional fees in connection with the April 2014 Private Placement.

Other Common Stock Issuances

During the six months ended June 30, 2013, the Company received aggregate gross proceeds of $175,000 in connection with the private placement of 1,166,667 shares of its common stock at $0.15 per share.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.   STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Warrants

The following table summarizes the Company’s warrants outstanding at June 30, 2014:

			Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2014	-	$-	-	-
Issued	3,362,500	0.40	4.75	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2014	3,362,500	$0.40	4.75	$-

Exercisable at June 30, 2014	3,362,500	$0.40	4.75	$-

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

During the six months ended June 30, 2014, the Company issued 3,362,500 warrants to purchase common stock, all of which contain net-cash settlement features giving the warrant holder the right to net-cash settlement in the event certain transactions occur. Therefore, the Company accounted for the warrants as derivative liabilities and valued them using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	June 30, 2014	April 15, 2014	April 3, 2014
Warrant Liability:
Risk-free interest rate	0.30%	0.30%	0.30%
Expected volatility	114%	114%	114%
Expected life (in years)	4.75	5	5
Expected dividend yield	–	–	–
Number of shares	3,362,500	300,000	3,062,500
Fair value	$419,026	$74,475	$1,006,418

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.   DERIVATIVE LIABILITIES (CONTINUED)

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2014:

Fair Value Measurements at June 30, 2014
		Quoted	Significant
	Total	prices in	other	Significant
	Carrying	active	observable	unobservable
	Value at	markets	inputs	inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$419,026	$–	$–	$419,026

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

Level 3 Valuation Techniques
Level 3 financial liabilities as of June 30, 2014 consist of the 3,362,500 warrants the Company issued during the six months ended June 30, 2014, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the six months ended	For the three months ended
	June 30, 2014	June 30, 2014
Beginning balance	$-	$656,518
Recognition of derivative liabilities - warrants	1,080,893	424,375
Unrealized gain on change in fair value of derivative liabilities	(661,867)	(661,867)
Ending balance	$419,026	$419,026

NOTE 7.   RELATED PARTY TRANSACTIONS

Lease Commitments

The Company rents office space from SB Lauren PC, an entity owned by the wife of the Company’s President, on a month to month basis for $1,200 per month. The arrangement commenced in 2012.  Rent expense for each of the six and three months ended June 30, 2014 and 2013 in connection with this arrangement was $7,200 and $3,600, respectively. As of June 30, 2014 and December 31, 2013 $5,000 was included in accounts payable on the condensed consolidated balance sheet relating to this arrangement.

Consulting Agreements

On October 14, 2013, the Company entered into a consulting agreement with Dr. Abraham Mittelman to be the Company’s Chief Executive Officer for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Mittelman $72,000 per annum in common stock in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. For the six and three months ended June 30, 2014, the Company has recorded $36,000 and

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

$18,000, respectively in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations.  The unpaid balance in the amount of $72,000 is included in accrued expenses as of June 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $36,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Raj Tiwari, to be the Company’s Chief Scientific Officer for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Tiwari $72,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $20,000 over two years in equal increments, not less frequently than monthly. For the six and three months ended June 30, 2014, the Company has recorded $36,000 and $18,000, respectively in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations.  The unpaid balance in the amount of $20,000 is included in accounts payable and accrued expenses as of June 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $20,000 was included in accounts payable and accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Jan Geliebter to be the Company’s Secretary for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Geliebter $48,000 per annum in equal increments not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $35,000 over two years in equal increments, not less frequently than monthly. For the six and three months ended June 30, 2014, the Company has recorded $24,000 and $12,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $59,000 is included in accrued expenses as of June 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $59,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Robert Suriano to be the Company’s Lab Manager for a term of 2 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Suriano $24,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $10,000 over two years in equal increments, not less frequently than monthly. Payments pursuant to the consulting agreement shall accrue as of the date of the consulting agreement and commence once the Company has raised $2.5 million through a financing. For the six and three months ended June 30, 2014, the Company has recorded $12,000 and $6,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statement of operations. The unpaid balance in the amount of $22,000 is included in accrued expenses as of June 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $20,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Debabrata Banerjee to be a research consultant for the Company for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Banerjee $48,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $35,000 over two years in equal increments, not less frequently than monthly. Payments pursuant to the consulting agreement shall accrue as of the date of the consulting agreement and commence once the Company has raised $2.5 million through a financing. For the six and three months ended June 30, 2014, the Company has recorded $24,000 and $12,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $59,000 is included in accrued expenses as of June 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $59,000 was included in accrued expenses on the consolidated balance sheet.

Payroll Taxes

From the Company’s inception in 2007 through June 30, 2014, the Company considered certain executives to be consultants of the Company rather than employees.  If the executives were treated as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities. This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.  The Company has recorded charges of approximately $19,892 and $9,946 for the six and three months ended June 30, 2014, respectively.  The Company has recorded charges of approximately $17,442 and $13,770 for the six and three months ended June 30, 2013, respectively in consulting and research and development fees on the condensed consolidated statements of operations for additional compensation (including penalties and interest) on behalf of the executives, should the Company be challenged by the taxing authorities and it is determined their position is without merit.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

Director Compensation

In December 2013, the Company reached an agreement with a former member of its Board of Directors, Mr. Douglas Cole, whereby the Company agreed to issue 200,000 shares of common stock to Mr. Cole for his past services as a Director at similar terms in the December 2013 Private Placement.  Due to administrative delays, the shares were issued on January 8, 2014.

Sichenzia Ross Friedman Ference LLP

On August 27, 2013 the Company engaged Sichenzia Ross Friedman Ference LLP (“SRFF”) as its legal representative for a going public transaction. The Company agreed to pay SRFF $50,000 and 325,000 shares of common stock for providing this service. Once the Company was able to complete such transaction, which it did in December 2013, the Company agreed to pay $4,500 per month for general legal matters, for which the Company will have the option to pay such fees in registered common stock valued at $6,000. The Company paid SRFF the $50,000 in cash during the year ended December 31, 2013 and included the value of the common stock to be issued of $65,000 in shares issuable on the consolidated balance sheet as of December 31, 2013. The shares were issued on January 8, 2014. For the six and three months ended June 30, 2014, the Company has recorded $107,242 and $93,742, respectively in connection with this agreement, which is recorded as consulting fees on the condensed consolidated statement of operations. There is no unpaid amount included in accounts payable as of June 30, 2014 on the condensed consolidated balance sheet.

During the six months ended June 30, 2014, the Company amended the terms of its original agreement, whereby it agreed to issue SRFF 162,500 warrants to purchase common stock containing the same terms as the warrants issued in the April 2014 Private Placement. The grant date fair value of the warrant issued to SRFF was $53,402 and has been included in professional fees on the condensed consolidated statements of operations for the three and six months ended June 30, 2014.  On April 21, 2014, the Company issued Darrin Ocasio, a partner at SRFF, 134,200 shares of its common stock with an aggregate grant date fair value of $26,840, or $0.20 per share, in connection with services rendered to the Company during the six months ended June 30, 2014.

Objective Equity, LLC

On December 13, 2013, the Company entered into an agreement with Objective Equity, LLC (“Objective Equity”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising capital.  In consideration for such services, the Company agreed to pay Objective Equity (a) a cash placement fee of 8% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise and, (b) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The agreement terminates on December 13, 2014. Mr. Douglas Cole, a former Director of the Company is a partner in Objective Equity.  On January 8, 2014, the Company amended the terms of its agreement with Objective Equity whereby both parties agreed that the Company would issue Objective Equity shares of common stock with a grant date fair value equal to 8% of the total proceeds received by the Company.  The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  Of the total proceeds received by the Company in the December 2013 Private Placement, Objective Equity assisted the Company in the raising of the initial $660,000 and as a result, the Company included $52,800 in shares issuable at December 31, 2013.  On January 8, 2014, the Company issued to designees of Objective Equity 264,000 shares of common stock.

During the six months ended June 30, 2014, the Company issued designees of Objective Equity an additional 202,400 shares of common stock for services rendered to the Company with a grant date fair value of $40,480, or $0.20 per share.

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

On May 29, 2013, Highland Global Creek Partners, Inc. (the “Plaintiffs”) brought an action against the Company in the Supreme Court of New York, County of New York, alleging a breach of a consulting contract. The Plaintiffs are seeking a judgment directing the Company to issue and deliver 80,000,000 shares of its common stock and 10,000,000 shares of its Series A Preferred Stock.  As of the date of this filing, the Company does not have any preferred shares authorized.  In addition, the Plaintiffs are also seeking an order enjoining the Company from taking any action requiring shareholder approval without notice to Plaintiffs and/or the Plaintiffs participation, as well as an order declaring that any action requiring stockholder approval taken by the Company without notice to and/or the participation of the Plaintiffs is null and void.  The Company has filed counterclaims against the Plaintiffs and will contest

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

this matter vigorously.  The Company has not recorded a provision for a potential loss as it is unable to state that an outcome in this matter is unfavorable or estimate the amount or range of a potential loss.

TotalCFO, LLC

On September 17, 2013, the Company engaged TotalCFO, LLC to provide consulting services related to its financial reporting for a period of one year unless sooner terminated by either party upon (90) day’s written notice. The Company agreed to pay TotalCFO, LLC (a) $2,500 per month in cash, (b) a monthly amount of registered common shares having a grant date fair value of $2,500 (to be calculated at a 25% discount to market) and (c) all pre-approved expenses.  The Company incurred professional fees expense to TotalCFO, LLC of $30,000 and $15,000 for the six and three months ended June 30, 2014.  As of June 30, 2014, $25,000 per detail is included in accounts payable and accrued expenses on the condensed consolidated balance sheet in connection with this agreement.

On January 8, 2014, the Company issued Total CFO, LLC 100,000 shares of common stock at similar terms to the shares issued in the December 2013 Private Placement as a one-time bonus for consideration of their services in connection with the Company’s going-public transaction in December of 2013.

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

In addition, in December 2013, the Company entered into an investor relations agreement with RedChip for a term of four months commencing January 1, 2014.  In connection with the investor relations agreement the Company agreed to (a) pay RedChip a $60,000 cash payment, which was made on December 13, 2013 and (b) issue RedChip 200,000 shares of common stock at $0.20 per share, which were issued on January 8, 2014.   In April 2014, the Company agreed to issue RedChip an additional 334,400 shares of common stock in connection with services rendered to the Company, also at $0.20 per share.  During the six and three months ended June 30, 2014, the Company recorded consulting fees of $227,630 and $152,630 in its condensed consolidated statement of operations, of which $106,880 was non-cash stock-based compensation expense.

John Carris Investments, LLC

On March 10, 2014, the Company entered into an agreement with John Carris Investments, LLC (“John Carris”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising up to a maximum of $3.5 million.  In consideration for such services, the Company agreed to pay John Carris (a) a cash placement fee of 10% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise, (b) a non-accountable expense allowance in the amount of 2% of the aggregate consideration received by the Company, and (c) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The Company paid John Carris a $15,000 non-refundable expense retainer. The agreement had a three month term and expired in accordance with its terms on June 10, 2014. During the six and three months ended June 30, 2014, the company recorded consulting fees of $15,000 and $0, respectively in its condensed consolidated statement of operation in connection with this agreement. As of June 30, 2014, the Company is no longer party to any agreement with John Carris and owes John Carris no additional fees.

NOTE 9.   SUBSEQUENT EVENTS

On July 14, 2014, the Company issued TotalCFO, LLC 229,167 shares of common stock in satisfaction of its outstanding balance of $27,500.

On July 14, 2014, the Company issued Dr. Mittelman 650,000 shares of common stock in full satisfaction of accrued compensation of $72,000 in addition to his July 2014 compensation of $6,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the six and three months ended June 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

On December 13, 2013, the Company entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”), with AVT Acquisitions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Subsidiary”) and Advanced Vaccine Therapeutics, Inc., a Delaware corporation (formerly known as AV Therapeutics, Inc.) (“AVT”). Pursuant to the Merger Agreement, (i) the Subsidiary merged into AVT, such that AVT became a wholly-owned subsidiary of the Company, and (ii) the Company issued 58,000,000 shares of the Company’s common stock to the shareholders of AVT, in exchange for the cancellation of all of the issued and outstanding shares of common stock of AVT.

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

Our proprietary technology is easily adaptable to infectious diseases, which we believe enhances its market potential. We do not intend to market our own products, although we may decide to do so in the future. Instead, we intend to enter into agreements with large pharmaceutical companies whereby we will receive an upfront cash sum plus an ongoing royalty stream when the drug(s) or vaccine(s) are approved by the Food and Drug Administration (“FDA”) for use in the market. We will search for a partner(s) in early Phase II/III clinical trials of any particular treatment modality drug and or vaccine.

We believe, although we can provide no assurance, that with funding in the amount of approximately $10,000,000, we will be able to evaluate our first therapeutic pharmaceutical, the prostate cancer specific drug and a prostate cancer vaccine through Phase I clinical trials in humans within the next 12 to 18 months. We do not have any definitive agreements for funding and as such there cannot be any assurance that we will be successful in achieving our goals.

Results of Operations

Three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013

Revenue. There were no revenues recognized during the three and six months ended June 30, 2014 and 2013.

Operating Expenses. Operating expenses for the three months ended June 30, 2014, totaled $569,499 and consisted of consulting fees of $314,387 paid for professional services, including legal, accounting and investor relations, research and development fees of $179,075 paid to consultants for providing scientific research as well as materials used in the lab, patent legal fees of $1,788 for ongoing patent maintenance, general and administrative costs of $69,096, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $5,152, consisting mainly of patent amortization.

For the three months ended June 30, 2013, operating expenses totaled $71,613 and consisted of consulting fees of $3,554 paid for professional services, including legal and accounting, research and development fees of $33,300 paid to consultants for providing scientific research, patent legal fees of $11,270 for ongoing patent maintenance, general and administrative costs of $18,338 consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $5,151, consisting mainly of patent amortization.

Operating expenses for the six months ended June 30, 2014, totaled $970,376 and consisted of consulting fees of $482,137 paid for professional services, including legal, accounting and investor relations, research and development fees of $294,325 paid to consultants for providing scientific research, patent legal fees of $62,606 for ongoing patent maintenance, general and administrative costs of $121,004, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $10,303, consisting mainly of patent amortization.

Operating expenses for the six months ended June 30, 2013, totaled $173,091 and consisted of consulting fees of $9,804 paid for professional services, including legal, accounting and investor relations, research and development fees of $60,300 paid to consultants for providing scientific research, patent legal fees of $63,573 for ongoing patent maintenance, general and administrative costs of $29,112, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $10,303, consisting mainly of patent amortization.

The increase in expenditures for the three and six months ended June 30, 2014 over the same period ended June 30, 2013 is due to the increased level of activity relating to the preparation of the pre investigational new drug application (“IND”) with the FDA for the Company’s Phase I testing and an increase in consulting and professional fees relating to the Reverse Acquisition.

Net Income (Loss). Net income for the three months ended June 30, 2014, was $92,368, including unrealized gain on the change in fair value of derivative liabilities of $661,867. The net loss for the three months June 30, 2013, was $(71,813) including $200 of interest expense on the amount owed under the licensing agreement. The net loss for the six months ended June 30, 2014, was $(308,509), including unrealized gain on change in fair value of derivative liabilities of $661,867. The net loss for the six months ended June 30, 2013 was $(173,615) including $524 of interest expense on the amount owed under the licensing agreement.

Liquidity and Capital Resources

Cash and Working Capital

We incurred a net loss of $308,509 for the six months ended June 30, 2014. As of June 30, 2014 the Company had cash and a stockholders’ deficiency of $471,084 and $602,628, respectively. At June 30, 2014, the Company had a working capital deficiency of $741,000. During the six months ended June 30, 2014, the Company raised net proceeds of approximately $525,000 from the sale of common stock and warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, ongoing patent maintenance fees and professional fees. The timing of such payments is generally even throughout the year. Our vendors and subcontractors generally provide us with normal trade payment terms. During the six months ended June 30, 2014, net cash used in operating activities amounted to $626,167 comprised of net loss of $308,509, negative adjustments to reconcile net loss to net cash used in operating activities of $423,961 and changes in operating assets and liabilities of $106,303 as compared to $180,447 for the six months ended June 30, 2013, which comprised a net loss of $173,615, positive adjustments to reconcile net loss to net cash used in operating activities of $10,303 and changes in operating assets and liabilities of $17,134.

Cash Provided by Financing Activities

During the six months ended June 30, 2014 and 2013, the Company received net proceeds of $525,000 and $175,000, respectively, from common stock issuances. During the six months ended June 30, 2014, $4,000 was repaid relating to a note payable owed to a related party

Sources of Liquidity

The Company incurred net losses of $308,509 during the six months ended June 30, 2014. As of June 30, 2014 the Company had a negative working capital and stockholders’ deficiency of $741,000 and $602,628, respectively. In April 2014, the Company raised aggregate gross proceeds of $550,000 from the private placement of common stock and warrants. In order to execute the Company's long-term strategic plan, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of June 30, 2014 our disclosure controls and procedures were not effective.

As of December 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of June 30, 2014. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have no material developments to previously disclosed legal proceedings.

Item 1A.  Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2014, the Company sold an aggregate of 2,750,000 shares of common stock and issued warrants to purchase an aggregate of 1,375,000 shares of common stock with an exercise price of $0.40 to accredited investors for total gross proceeds of $550,000. The Company paid Palladium Capital Advisors, LLC (“Palladium”) a fee of $20,000 and issued to Palladium 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $0.40 for placement agent services in connection with the transaction.

On July 14, 2014, the Company issued an aggregate of 879,167 shares of common stock for services, including 650,000 shares to Abraham Mittelman , the Company’s chief executive officer, in accordance with Dr. Mittelman’s consulting agreement with the Company.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive and Financial Officer
32.1	Section 1350 Certification of Chief Executive and Financial Officer
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV Therapeutics, Inc.

Date: August 19, 2014	By:	/s/ Abraham Mittelman
Abraham Mittelman
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)