Form 10-Q
period 2014-09-30
AV Therapeutics, Inc.
filed 2014-11-17
CIK 1537293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

81,880,963 shares of common stock are issued and outstanding as of November 14, 2014.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$273,222	$576,251
Prepaid expenses	20,750	60,000
Total current assets	293,972	636,251
Property and equipment, net of accumulated depreciation of $1,403 and $1,079, respectively	755	1,079
Intangible assets, net of accumulated amortization of $97,535 and $82,403, respectively	132,465	147,597
Total assets	$427,192	$784,927

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$465,193	$452,050
Derivative liability - warrants	192,122	-
Notes payable	97,000	97,000
Notes payable - related parties	197,705	201,705
Total current liabilities	952,020	750,755

Commitments and Contingencies

Stockholders' (deficiency) equity:
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value: 250,000,000 shares authorized; 81,880,963 and 72,000,000 shares issued and outstanding, respectively	8,188	7,200
Additional paid in capital	4,534,061	3,707,680
Shares Issuable	-	1,056,159
Accumulated deficit	(5,067,077)	(4,736,867)
Total stockholders' (deficiency) equity	(524,828)	34,172

Total liabilities and stockholders' (deficiency) equity	$427,192	$784,927

The accompanying notes are an integral part of these condensed consolidated financial statements

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Nine Months Ended September 30, 2014	For The Nine Months Ended September 30, 2013

Revenues	$-	$-

Operating expenses:
Consulting fees	638,555	90,936
Research and development fees	469,563	257,512
Patent legal fees	62,605	63,573
General and administrative	32,802	31,808
Depreciation and amortization	15,456	15,455
Total operating expenses	1,218,981	459,284

Loss from operations	(1,218,981)	(459,284)

Other income (expense):
Interest expense	-	(691)
Unrealized gain on change in fair value of derivative liabilities	888,771	-
Total other income (expense)	888,771	(691)

Net loss	$(330,210)	$(459,975)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	79,645,135	67,195,016

The accompanying notes are an integral part of these condensed consolidated financial statements

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2014	For The Three Months Ended September 30, 2013

Revenues	$-	$-

Operating expenses:
Consulting fees	81,566	81,132
Research and development fees	155,346	197,212
Patent legal fees	-	-
General and administrative	6,541	2,696
Depreciation and amortization	5,152	5,152
Total operating expenses	248,605	286,192

Loss from operations	(248,605)	(286,192)

Other income (expense):
Interest expense	-	(167)
Unrealized gain on change in fair value of derivative liabilities	226,904	-
Total other income (expense)	226,904	(167)

Net loss	$(21,701)	$(286,359)

Net Loss Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	81,747,177	67,503,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

AV Therapeutics, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:

Net loss	(330,210)	$(459,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,132	15,131
Depreciation	324	324
Stock-based compensation	281,603	-
Unrealized gain on change in fair value of derivative liabilities	(888,771)	-
Changes in operating assets and liabilities:
Prepaid expenses	39,250	-
Accounts payable and accrued expenses	58,643	197,145
Net cash used in operating activities	(824,029)	(247,375)

Cash flows from financing activities:
Proceeds received from issuance of common stock, net of issuance costs	525,000	225,000
Proceeds received from note payable - related parties	(4,000)	-
Net cash provided by financing activities	521,000	225,000

Net (decrease) increase in cash	(303,029)	(22,375)
Cash at beginning of period	576,251	97,436

Cash at end of period	$273,222	$75,061

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Recognition of derivative liability - warrants	$1,080,893	$-

Issuance of common stock in settlement of previously accrued executive compensation	$72,000	$-

Issuance of common stock in settlement of previously accrued consulting fees	$27,500	$-

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

In connection with the Merger Agreement:

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

NOTE 2.   GOING CONCERN AND MANAGEMENT’S PLANS

As of September 30, 2014, the Company had a working capital deficiency and stockholders’ deficiency of $658,048 and $524,828, respectively.  The Company did not generate any revenues and incurred losses from operations of $1,218,981 during the nine months ended September 30, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the nine and three months then ended have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2014 and the condensed consolidated statements of operations for the nine and three months ended September 30, 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the nine and three months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 31, 2014.

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

Intangible Assets - Intangible assets are comprised of patents and licenses with original estimated useful lives of 10-15 years.  Once placed into service, the Company amortizes the cost of the intangible assets over their estimated useful lives on a straight line basis. As of September 30, 2014 the Company has exclusive rights to four patents in the United States, pursuant to license agreements with the patent owners, including two immunological patents related to vaccine development and delivery mechanism, and one additional pending patent in the United States. Costs incurred by the Company in connection with developing patents internally are expensed as incurred. Amortization expense amounted to $15,456 and $15,455 for the nine months ended September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses at September 30, 2014.

Revenue Recognition - Revenue from license fees and grants is recognized when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.  In licensing arrangements, delivery does not occur for revenue recognition purposes until the license term begins. Nonrefundable upfront fees received in exchange for products delivered or services performed that do not represent the culmination of a separate earnings process will be deferred and recognized over the term of the agreement using the straight line method or another method if it better represents the timing and pattern of performance. For the nine and three months ended September 30, 2014 and 2013, the Company did not recognize any revenue.

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share - Basic loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Diluted earnings and loss per share excludes the shares issuable upon the exercise of 3,362,500 warrants from the calculation of earnings (loss) per share as their effect would be antidilutive for the three and nine months ended September 30, 2014. No potentially dilutive securities were outstanding as of September 30, 2013.

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

Stock-Based Compensation - The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  The Company incurred stock-based compensation expense for the nine and three months ended September 30, 2014 of $281,603 and $54,001, respectively.  No stock-based compensation expense was incurred during the nine and three months ended September 30, 2013.

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

Reclassification – Certain accounts in the prior period’s condensed consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current period’s condensed consolidated financial statements. These reclassifications have no effect on previously recorded losses.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to adopt this ASU during the second quarter of 2014 and its adoption resulted in the removal of previously required development stage disclosures.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has elected to adopt this ASU effective with this quarterly report on Form 10-Q. The adoption of this standard is not expected to have a material effect of the Company’s financial position or results from operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements.  Management’s evaluations of events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

Subsequent Events- The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. See Note 9.

NOTE 4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Payroll taxes	$212,456	$182,618
Research consulting fees	183,000	204,000
Rent - Related party	5,000	5,000
Legal and professional fees	64,737	60,432
Accounts payable and accrued expenses	$465,193	$452,050

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

Other Common Stock Issuances

During the nine months ended September 30, 2013, the Company received aggregate gross proceeds of $225,000 in connection with the private placement of 1,166,667 shares of its common stock at $0.15 per share.

Warrants

The following table summarizes the Company’s warrants outstanding at September 30, 2014:

		Weighted	Weighted
		Average	Remaining	Average
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at January 1, 2014	-	$-	-	-
Issued in connection with offering	3,362,500	0.40	4.50	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at September 30, 2014	3,362,500	$0.40	4.50	$-

Exercisable at September 30, 2014	3,362,500	$0.40	4.50	$-

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.   DERIVATIVE LIABILITIES (CONTINUED)

During the nine months ended September 30, 2014, the Company issued 3,362,500 warrants to purchase common stock, all of which contain net-cash settlement features giving the warrant holder the right to net-cash settlement in the event certain transactions occur. Therefore, the Company accounted for the warrants as derivative liabilities and valued them using the Black-Scholes option valuation model and the following weighted average assumptions on the following dates:

	September 30, 2014	April 15, 2014	April 3, 2014
Warrant Liability:
Risk-free interest rate	0.40%	0.30%	0.30%
Expected volatility	138.5%	114%	114%
Expected life (in years)	4.5	5	5
Expected dividend yield	–	–	–
Number of shares	3,362,500	300,000	3,062,500
Fair value	$192,122	$74,475	$1,006,418

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2014:

Fair Value Measurements at September 30, 2014
		Quoted	Significant
	Total	prices in	other	Significant
	Carrying	active	observable	unobservable
	Value at	markets	inputs	inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$192,122	$–	$–	$192,122

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.   DERIVATIVE LIABILITIES (CONTINUED)

Level 3 Valuation Techniques
Level 3 financial liabilities as of September 30, 2014 consist of the 3,362,500 warrants the Company issued during the nine months ended September 30, 2014, for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of September 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the nine months ended	For the three months ended
	September 30, 2014	September 30, 2014
Beginning balance	$-	$419,026
Recognition of derivative liability - warrants	1,080,893	-
Net unrealized gain on derivative liabilities	(888,771)	(226,904)
Ending balance	$192,122	$192,122

NOTE 7.   RELATED PARTY TRANSACTIONS

Lease Commitments
The Company rents office space from SB Lauren PC, an entity owned by the wife of the Company’s President, on a month to month basis for $1,200 per month. The arrangement commenced in 2012.  Rent expense for each of the nine and three months ended September 30, 2014 and 2013 in connection with this arrangement was $10,800 and $3,600, respectively. As of September 30, 2014 and December 31, 2013 $5,000 was included in accounts payable on the condensed consolidated balance sheet relating to this arrangement.

Consulting Agreements

On October 14, 2013, the Company entered into a consulting agreement with Dr. Abraham Mittelman to be the Company’s Chief Executive Officer for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Mittelman $72,000 per annum in common stock in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. For the nine and three months ended September 30, 2014, the Company has recorded $54,000 and $18,000, respectively in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. For the nine and three months ended September 30, 2013, the Company recorded $18,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. On July 14, 2014, the Company issued Dr. Mittelman 650,000 shares of common stock having a fair value of $72,000 on the date of issuance in full satisfaction of previously accrued compensation of $72,000. The unpaid balance in the amount of $18,000, representing the fees owed for the third quarter of 2014, is included in accrued expenses as of September 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $36,000 was included in accrued expenses on the condensed consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Raj Tiwari, to be the Company’s Chief Scientific Officer for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Tiwari $72,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $20,000 over two years in equal increments, not less frequently than monthly. For the nine and three months ended September 30, 2014, the Company has recorded $54,000 and $18,000, respectively in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. For the nine and three months ended September 30, 2013, the Company recorded $38,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $20,000 is included in accounts payable and accrued expenses as of September 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $20,000 was included in accounts payable and accrued expenses on the consolidated balance sheet.

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

On October 14, 2013, the Company entered into a consulting agreement with Dr. Jan Geliebter to be the Company’s Secretary for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Geliebter $48,000 per annum in equal increments not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $35,000 over two years in equal increments, not less frequently than monthly. For the nine and three months ended September 30, 2014, the Company has recorded $36,000 and $12,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. For the nine and three months ended September 30, 2013, the Company recorded $47,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $59,000 is included in accrued expenses as of September 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $59,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Robert Suriano to be the Company’s Lab Manager for a term of 2 years. The agreement was effective on July 1, 2013. The Company agreed to pay Dr. Suriano $24,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $10,000 over two years in equal increments, not less frequently than monthly. Payments pursuant to the consulting agreement accrue as of the date of the consulting agreement and will commence once the Company has raised $2.5 million through a financing. For the nine and three months ended September 30, 2014, the Company has recorded $18,000 and $6,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statement of operations. For the nine and three months ended September 30, 2013, the Company recorded $26,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $22,000 is included in accrued expenses as of September 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $20,000 was included in accrued expenses on the consolidated balance sheet.

On October 14, 2013, the Company entered into a consulting agreement with Dr. Debabrata Banerjee to be a research consultant for the Company for a term of 4 years. The agreement was effective on July 1, 2013. The Company agreed to pay Banerjee $48,000 per annum in equal increments, not less frequently than monthly, with a five (5) percent annual increase, plus normal out of pocket expenses. In addition, the Company agreed to pay a signing bonus of $35,000 over two years in equal increments, not less frequently than monthly. Payments pursuant to the consulting agreement accrue as of the date of the consulting agreement and will commence once the Company has raised $2.5 million through a financing. For the nine and three months ended September 30, 2014, the Company has recorded $36,000 and $12,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. For the nine and three months ended September 30, 2013, the Company recorded $71,000 in connection with this consulting agreement as research and development fees on the condensed consolidated statements of operations. The unpaid balance in the amount of $59,000 is included in accrued expenses as of September 30, 2014 on the condensed consolidated balance sheet. As of December 31, 2013, $59,000 was included in accrued expenses on the consolidated balance sheet.

Payroll Taxes

From the Company’s inception in 2007 through September 30, 2014, the Company considered certain executives to be consultants of the Company rather than employees.  If the executives were treated as employees during this period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities. The Company’s treatment of these executives as consultants may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of their being employees rather than consultants.  The Company has recorded charges of approximately $29,838 and $9,946 for the nine and three months ended September 30, 2014, respectively.  The Company has recorded charges of approximately $31,212 and $13,770 for the nine and three months ended September 30, 2013, respectively in consulting and research and development fees on the condensed consolidated statements of operations for additional compensation (including penalties and interest) on behalf of the executives, should the Company be challenged by the taxing authorities and it is determined that the Company’s treatment of these executives as consultants is without merit.

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

 Sichenzia Ross Friedman Ference LLP

On August 27, 2013 the Company engaged Sichenzia Ross Friedman Ference LLP (“SRFF”) as its legal representative for a going public transaction. The Company agreed to pay SRFF $50,000 and 325,000 shares of common stock for providing this service. Once the Company was able to complete such transaction, which it did in December 2013, the Company agreed to pay $4,500 per month for general legal matters, for which the Company will have the option to pay such fees in registered common stock valued at $6,000. The Company paid SRFF the $50,000 in cash during the year ended December 31, 2013 and included the value of the common stock to be issued of $65,000 in shares issuable on the consolidated balance sheet as of December 31, 2013. The shares were issued on January 8, 2014. For the nine and three months ended September 30, 2014, the Company has recorded $121,942 and $14,700, respectively in connection with this agreement, which is recorded as consulting fees on the condensed consolidated statement of operations. For the nine and three months ended September 30, 2013, the Company recorded $50,000 in connection with this agreement, which is recorded as consulting fees on the condensed consolidated statement of operations. There is an unpaid amount of $10,200 included in accounts payable as of September 30, 2014 on the condensed consolidated balance sheet.

During the nine months ended September 30, 2014, the Company amended the terms of its original agreement, whereby it agreed to issue SRFF 162,500 warrants to purchase common stock containing the same terms as the warrants issued in the April 2014 Private Placement. The grant date fair value of the warrant issued to SRFF was $53,402 and has been included in professional fees on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.  On April 21, 2014, the Company issued Darrin Ocasio, a partner at SRFF, an additional 134,200 shares of common stock with an aggregate grant date fair value of $26,840, or $0.20 per share, in connection with services rendered to the Company during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, the Company issued designees of Objective Equity an additional 202,400 shares of common stock for services rendered to the Company with a grant date fair value of $40,480, or $0.20 per share.

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

AV Therapeutics, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

TotalCFO, LLC

On September 17, 2013, the Company engaged TotalCFO, LLC to provide consulting services related to its financial reporting for a period of one year unless sooner terminated by either party upon (90) day’s written notice. The Company agreed to pay TotalCFO, LLC (a) $2,500 per month in cash, (b) a monthly amount of registered common shares having a grant date fair value of $2,500 (to be calculated at a 25% discount to market) and (c) all pre-approved expenses.  The Company incurred professional fees expense to TotalCFO, LLC of $45,000 and $15,000 for the nine and three months ended September 30, 2014.  The Company incurred professional fees expense to TotalCFO, LLC of $5,000 for the nine and three months ended September 30, 2013. On July 14, 2014, the Company issued TotalCFO, LLC 229,167 shares of common stock in satisfaction of its previously accrued outstanding balance of $27,500. As of September 30, 2014, $7,500 is included in accounts payable and accrued expenses on the condensed consolidated balance sheet in connection with this agreement.

On January 8, 2014, the Company issued Total CFO, LLC 100,000 shares of common stock at similar terms to the shares issued in the December 2013 Private Placement as a one-time bonus for consideration of their services in connection with the Company’s going-public transaction in December of 2013.

RedChip Companies, Inc.

On December 14, 2012 the Company entered into an agreement with RedChip Companies, Inc. (“RedChip”) to assist the Company with various professional, investor relations and other services in connection with a going-public transaction involving the Company.  In December of 2013, the Company and RedChip agreed to amend the terms of the agreement whereby the Company would issue RedChip 805,200 shares of common stock in full satisfaction for amounts owed in connection with services performed by RedChip at $0.20 per share. The shares were issued on January 8, 2014.

In addition, in December 2013, the Company entered into an investor relations agreement with RedChip for a term of four months commencing January 1, 2014.  In connection with the investor relations agreement the Company agreed to (a) pay RedChip a $60,000 cash payment, which was made on December 13, 2013 and (b) issue RedChip 200,000 shares of common stock at $0.20 per share, which were issued on January 8, 2014.   In April 2014, the Company agreed to issue RedChip an additional 334,400 shares of common stock in connection with services rendered to the Company, also at $0.20 per share.  During the nine and three months ended September 30, 2014, the Company recorded consulting fees of $227,630 and $0 in its condensed consolidated statement of operations, of which $106,880 was non-cash stock-based compensation expense. No expense was incurred in connection with this agreement in 2013.

John Carris Investments, LLC

On March 10, 2014, the Company entered into an agreement with John Carris Investments, LLC (“John Carris”) to act on behalf of the Company as its non-exclusive placement agent and assist the Company in raising up to a maximum of $3.5 million.  In consideration for such services, the Company agreed to pay John Carris (a) a cash placement fee of 10% of the total purchase price of securities sold, including all amounts received by the Company upon exercise of any warrants issued in such raise, (b) a non-accountable expense allowance in the amount of 2% of the aggregate consideration received by the Company, and (c) warrants in an aggregate amount equal to 8% of the number of common shares issued by the Company in a raise.  The Company paid John Carris a $15,000 non-refundable expense retainer. The agreement had a three month term and expired in accordance with its terms on June 10, 2014. During the nine months ended September 30, 2014, the company recorded consulting fees of $15,000 in its condensed consolidated statement of operation in connection with this agreement. As of September 30, 2014, the Company is no longer party to any agreement with John Carris and owes John Carris no additional fees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the nine and three months ended September 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

Results of Operations

Three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013

Revenue. We did not recognize any revenues during the three and nine months ended September 30, 2014 and 2013.

Operating Expenses. Operating expenses for the three months ended September 30, 2014, totaled 248,605 and consisted of consulting fees of $81,566 paid for professional services, including legal, accounting and investor relations, research and development fees of $155,346 paid to consultants for providing scientific research as well as materials used in the lab, general and administrative costs of $6,541, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $5,152, consisting mainly of patent amortization.

For the three months ended September 30, 2013, operating expenses totaled $286,192 and consisted of consulting fees of $81,132 paid for professional services, including legal and accounting, research and development fees of $197,212 paid to consultants for providing scientific research, general and administrative costs of $2,696 consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $5,152, consisting mainly of patent amortization.

Operating expenses for the nine months ended September 30, 2014, totaled $1,218,981 and consisted of consulting fees of $638,555 paid for professional services, including legal, accounting and investor relations, research and development fees of $469,563 paid to consultants for providing scientific research, patent legal fees of $62,605 for ongoing patent maintenance, general and administrative costs of $32,802, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $15,456, consisting mainly of patent amortization.

Operating expenses for the nine months ended September 30, 2013, totaled $459,284 and consisted of consulting fees of $90,936 paid for professional services, including legal, accounting and investor relations, research and development fees of $257,512 paid to consultants for providing scientific research, patent legal fees of $63,573 for ongoing patent maintenance, general and administrative costs of $31,808, consisting of rent, travel and other miscellaneous expenses and depreciation and amortization of $15,455, consisting mainly of patent amortization.

The increase in expenditures for the three and nine months ended September 30, 2014 over the same period ended September 30, 2013 is due to the increased level of activity relating to the preparation of the pre investigational new drug application (“IND”) with the FDA for the Company’s Phase I testing and an increase in consulting and research and development relating to the Reverse Acquisition in the amount of $759,670. In addition, effective July 1, 2013, the Company entered into consulting agreements with Dr. Abraham Mittelman, Dr. Raj Tiwari, Dr. Jan Geliebter, Dr. Robert Suriano and Dr. Debabrata Banerjee to perform research and development services for the Company. As a result, consulting fees and research and development expenses included only three months of activity related to the consultants agreements for the period ended September 30, 2013 while the same expense categories include nine months of activity for the period ending September 30, 2014.

Net Loss.  Net loss for the three months ended September 30, 2014, was $21,701, including a non-cash unrealized gain on the change in fair value of derivative liabilities of $226,904. The net loss for the three months September 30, 2013, was $286,359 including $167 of interest expense on the amount owed under the licensing agreement. The net loss for the nine months ended September 30, 2014, was $330,210, including a non-cash unrealized gain on change in fair value of derivative liabilities of $888,771. The net loss for the nine months ended September 30, 2013 was $459,975 including $691 of interest expense on the amount owed under the licensing agreement.

Liquidity and Capital Resources

Cash and Working Capital

We incurred losses from operations of $1,218,981 for the nine months ended September 30, 2014. As of September 30, 2014 the Company had cash and a stockholders’ deficiency of $273,222 and $524,828, respectively. At September 30, 2014, the Company had a working capital deficiency of $658,048. During the nine months ended September 30, 2014, the Company raised net proceeds of approximately $525,000 from the sale of common stock and warrants.

Cash Used in Operating Activities

Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors for research and development, ongoing patent maintenance fees and professional fees. The timing of such payments is generally even throughout the year. Our vendors and subcontractors generally provide us with normal trade payment terms. During the nine months ended September 30, 2014, net cash used in operating activities amounted to $824,029 comprised of net loss of $330,210, negative adjustments to reconcile net loss to net cash used in operating activities of $591,712 and changes in operating assets and liabilities of $97,893 as compared to $247,375 for the nine months ended September 30, 2013, which comprised a net loss of $459,975, positive adjustments to reconcile net loss to net cash used in operating activities of $15,455 and changes in operating assets and liabilities of $197,145.

Cash Provided by Financing Activities

During the nine months ended September 30, 2014 and 2013, the Company received net proceeds of $525,000 and $225,000, respectively, from common stock issuances. During the nine months ended September 30, 2014, The Company repaid $4,000 relating to a note payable owed to a related party

Sources of Liquidity

The Company incurred losses from operations of $1,218,981 during the nine months ended September 30, 2014. As of September 30, 2014 the Company had a working capital deficiency and stockholders’ deficiency of $658,048 and $524,828, respectively. In April 2014, the Company raised aggregate gross proceeds of $550,000 from the private placement of common stock and warrants. In order to execute the Company's long-term strategic plan, the Company will need to raise additional funds, through public or private equity offerings, debt financings, or other means. The Company can give no assurance that additional funds will be available on reasonable terms, or available at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of September 30, 2014 our disclosure controls and procedures were not effective.

As of December 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of September 30, 2014. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AV Therapeutics, Inc.

Date: November 17, 2014	By:	/s/ Abraham Mittelman
Abraham Mittelman
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)